Form 10-K405
RICHEY ELECTRONICS INC
filed 1995-03-30
CIK 320591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended December 31, 1994

                         Commission file number: 0-9788

                            RICHEY ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          33-0594451
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

           7441 Lincoln Way, Suite 100, Garden Grove, California 92641
           (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (714) 898-8288

Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 29, 1995, was $10,276,410 based on the last sale price on the Nasdaq Stock Market on that date.

     As of March 29, 1995, 5,889,341 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's definitive proxy statement for the annual meeting of stockholders on May 17, 1995, to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after December 31, 1994, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Richey Electronics Inc., a Delaware corporation ("Richey Electronics" or the "Company"), is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes connectors, switches, cable and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. The Company's customers are primarily small- and medium-sized original equipment manufacturers ("OEMs") that produce electronic equipment used in a wide variety of industries, including telecommunications, computer, medical and aerospace. In 1994, the Company distributed electronic components to approximately 9,000 customers, none of which represented more than 2.5% of net sales.

     In December 1990, RicheyImpact Electronics, Inc. ("RicheyImpact") acquired the operations of Richey/Impact Electronics Inc. ("Old Richey") from Lex Service Inc. ("Lex"). On April 6, 1993, RicheyImpact merged with Brajdas Corporation ("Brajdas"). After the merger with Brajdas (the "Richey-Brajdas Merger"), management of RicheyImpact assumed control of the combined company, which changed its name to Richey Electronics, Inc. On April 4, 1994, the Company completed the acquisition (the "In-Stock Acquisition") of the business of the In-Stock division of Anchor Group, Inc. ("In-Stock").

     Members of senior management have an average of 25 years experience in the industry and own approximately 26% (fully diluted) of the Company. Eleven of the Company's senior managers previously held management positions at Avnet, Inc., the second largest distributor of electronic components in the world.
The Company's Chairman, President and Chief Executive Officer, William C. Cacciatore, was previously Senior Vice President responsible for the Electronic Marketing and Electrical and Engineering groups of Avnet, Inc. and a member of Avnet, Inc.'s Board of Directors.

     The Company has filed a Registration Statement on Form S-2 with the Commission (the "Registration Statement") on February 23, 1995, and Amendment No. 1 to the Registration Statement on March 24, 1995, relating to an offering (the "Offering") of up to 3,000,000 shares of the Company's common stock, $0.001 par value (the "Common Stock"). The Company and certain stockholders of the Company have granted the underwriters an option to purchase up to an additional 450,000 shares of Common Stock.

     The Company's principal executive offices are located at 7441 Lincoln Way, Garden Grove, California 92641, and its telephone number is (714) 898-8288.

INDUSTRY OVERVIEW

     Over the last 30 years, the electronics industry has grown significantly as a result of increased demand for products incorporating sophisticated electronic components, such as telecommunications and computer equipment. This industry growth has been matched by an increase in the number of products, component manufacturers and OEMs.

     The electronics distribution industry has become an increasingly important sales channel for the electronics industry because distributors can market component manufacturers' products to a broader range of OEMs than suppliers could economically serve with their direct sales forces. Historically, manufacturers of electronic components have sold directly to larger OEMs and relied upon distributors to serve smaller customers. Today, distributors have become more of an extension of component manufacturers' product delivery channel by providing value-added assembly services and technical support to customers, stocking sufficient local inventory to ensure timely delivery of components and managing customer credit. Distributors also work with OEMs to ensure that component manufacturers' products are designed into new products. This is particularly important because product innovations in the electronics industry often come from smaller, entrepreneurial companies.

     As component manufacturers have increasingly focused their sales efforts on the largest OEMs, and less on smaller customers, the distribution segment has increased its share of the electronic component market from an estimated 12% in 1970 to an estimated 30% today, according to an October 1994 financial analyst's report on Kent Electronics Corporation. The report estimates that approximately one-half of all electronic components are purchased by the top 100 customers and virtually all of these products are purchased directly from component manufacturers. The remaining electronic components are purchased by approximately 100,000 OEMs. These OEMs purchase products from both distributors and manufacturers, with smaller customers purchasing a greater proportion of their products from distributors.

     MARKET SIZE. According to the December 5, 1994 edition of ELECTRONIC NEWS, in 1994, the electronics distribution industry recorded approximately
$16 billion in sales. Of these sales, the Company estimates that approximately $12 billion consisted of sales of semiconductors and computer related peripherals, which are not sold by the Company. The remaining $4 billion consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which are marketed by the Company.

     TRENDS. A number of trends are affecting the electronic component distribution industry today. One of the most significant trends is that of consolidation. A series of mergers and acquisitions over the last ten years has created a number of very large distribution companies that have increasingly focused on their larger customers and on expanding international operations. As a result of this large customer focus, regional and specialty distributors have gained market share among small- and medium-sized OEMs. These smaller customers often require value-added assembly services, detailed technical information about available products, assistance in coordinating product design and engineering with materials resource planning, fast response to inventory availability inquiries, dependable on-time deliveries and other services.

     In addition to the consolidation of distributors, manufacturers are limiting the number of distributors through which they market their products in an effort to improve operating efficiency. Regional distributors must therefore demonstrate strong local market positions and client relationships when competing to obtain or retain top manufacturer franchises. Many of these distributors have made substantial efforts to expand local market share by emphasizing customer services, such as value-added assembly, just-in-time inventory management, automatic-replenishment and in-plant stores.

     Another key trend is the outsourcing of component assembly, which allows OEMs to enhance profitability by concentrating resources on product design, marketing and other core aspects of their business. By serving a variety of customers, distributors can often produce subassemblies more efficiently than many small- and medium-sized OEMs. The September 12, 1994 edition of OUTSOURCE MAGAZINE estimates that OEM outsourcing is now an $11 billion industry growing at an estimated 14.5% per annum.

DISTRIBUTION AND SERVICES

     The Company distributes interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides its customers with a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's value-added assembly services respond to an industry trend toward outsourcing in which purchasing, manufacturing and distribution functions are allocated to the most efficient provider. The Company believes that outsourcing represents a significant opportunity to expand sales, margins and operating profits.

     COMPONENT DISTRIBUTION. The distribution of interconnect, electromechanical and passive electronic components accounted for approximately 76.5% of the Company's net sales in 1994. These products include electronic connectors, wire, cable, relays, switches, motors, batteries, power supplies, resistors and potentiometers. The Company sources its products from such leading suppliers as AMP, Burndy, C&K, Delta, Deutsch, Dialight, Eaton, Grayhill, MicroSwitch, 3M, Molex, Panasonic, Panduit, Power General, Precicontact, Samtec, Sullins, TDK, TI Klixon and Wieland.

     VALUE-ADDED ASSEMBLY SERVICES. The electronics industry's trend toward the use of outside vendors to provide value-added assembly services represents a growth opportunity for the Company. Outsourcing offers OEMs the opportunity to invest financial resources in areas with higher returns, such as engineering and marketing. Additionally, the capital investment required to stay current in manufacturing technologies is beyond the financial capability of many smaller OEMs. By servicing a variety of such customers, the Company spreads such costs over a larger business base. Moreover, by integrating assembly services with extensive inventories, the Company is able to eliminate a large amount of shipping, handling and receiving costs from the process. For many OEMs, the Company is able to offer assembly services at a lower cost to the customer while producing higher margins for itself. The Company currently builds a variety of component assemblies, including cable, battery pack, switch and mechanical assemblies, wire harnesses, fan and motor assemblies, and provides engraving and molding services. The Company has increased its emphasis on higher-margin, value-added assembly services, which grew from $6.5 million or 20.7% of net sales in 1992 to $10.9 million or 16.8% of net sales in 1993 and to $21.2 million or 23.5% of net sales in 1994.

     The Company currently provides value-added assembly services from its Los Angeles, San Diego and San Jose, California facilities and from its Boston, Massachusetts facility. The Company is preparing its Dallas, Texas facility to begin providing these services.

SALES AND MARKETING

     The Company provides its customers with a wide range of products from a large number of component manufacturers. The Company believes that it has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Richey Electronics serves a broad range of industrial, commercial and aerospace customers, none of which represented more than 2.5% of net sales in 1994.

     The Company's sales representatives are trained to identify their customers' electronic component requirements and to actively market the Company's entire product line to satisfy these needs. During the design process, sales representatives meet with the customers' engineers and designers to discuss their component needs and any design or procurement problems. The sales representatives suggest components that meet performance criteria, are cost effective and focus on specific problems. Through this approach, components carried by the Company are often incorporated into final product specifications.

     The Company had approximately 105 sales representatives as of December 31, 1994. The Company has sales offices in ten metropolitan markets throughout the United States. Sales representatives are compensated primarily by commission based on the gross profits obtained on their sales.

     The Company's local sales efforts are supported by a central marketing group, located at its headquarters in Garden Grove, California, which is responsible for identifying new suppliers and developing supplier relations, coordinating national advertising, negotiating supplier agreements and promoting new and existing product lines within the Company.

OPERATIONS

     DISTRIBUTION. The principal focus of the Company's distribution business is to provide its OEM customers with rapid and reliable deliveries of electronic components and a wide variety of related value-added assembly services. The Company utilizes a computerized system of inventory control to assist in marketing its products and to coordinate purchases from manufacturers. The Company's computer system provides detailed on-line information regarding the price and availability of the Company's entire stock of inventory, as well as on-line access to the inventories of several of the Company's major suppliers.

     After product price and availability are established, the system automatically places an order for shipment, or allocates inventory to the assembly operations, if so required. The system then instructs warehouse personnel to pull products for shipment and, via its locator system, informs them as to the location of the inventory. In order to optimize use of available warehouse space, the Company uses a random-access, multi-bin system whereby inventory is stored in the first available space.

     If the order is scheduled for delivery over an extended period of time or requires inventory purchases to fulfill all or part of the customer's requirements, the system will inform the product management team, via a buy action report, that action must be taken. The product manager makes the appropriate buying decision which is forwarded, in most cases, by electronic purchase order to component manufacturers.

     Approximately 80% of the inventory is stored in the Company's centralized distribution facility in Los Angeles; the remaining 20% of the inventory is stored locally in the Company's regional facilities in Boston, San Diego and San Jose. The Company constantly reviews inventories in an effort to maximize inventory turnover and customer service. The Company believes its turnover ratios (4.9x for 1994) compare favorably with the industry average for interconnect, electromechanical and passive component inventories.

     VALUE-ADDED ASSEMBLY SERVICES. The Company offers a wide variety of value-added assembly services, including component assemblies, cable and harness assemblies, battery packs and other related electromechanical subassemblies. After a customer's assembly order is taken, the inventory requirements are automatically routed, via the computer system, to the warehouse facilities. The system tracks the order through the entire assembly process, including final inspection and shipment to the customer. The Company conducts stringent quality control tests in-line during assembly, and also conducts physical, mechanical and electrical tests at the conclusion of the assembly process.

COMPONENT MANUFACTURERS

     The Company's base of manufacturers has increased significantly over the past four years. Presently, the Company has non-exclusive franchise (distribution) agreements with approximately 75 component manufacturers, including AMP, Burndy, C&K, Delta, Deutsch, Dialight, Eaton, Grayhill, Microswitch, 3M, Molex, Panasonic, Panduit, Power General, Precicontact, Samtec, Sullins, TDK, TI Klixon and Wieland. Management believes that it has one of the strongest product offerings, or line cards, in the markets it serves. The Company believes that it is the only distributor in the United States which represents six of the world's seven largest connector manufacturers, who together control 85% of the global connector market.

     For the year ended December 31, 1994, the Company's top five suppliers accounted for approximately 36% of net sales, although no single manufacturer accounted for more than 11% of net sales.

     The Company generally purchases products from manufacturers pursuant to franchise agreements. Being a local authorized distributor is a valuable marketing tool for the Company because customers receive warranty benefits and support from the component manufacturer when they purchase products from Richey Electronics. As an authorized distributor, the Company provides customers a benefit from the marketing and engineering support available from the Company's manufacturers, which assists the Company in closing sales and attracting new customers.

     Most of the Company's franchise agreements are cancelable by either party, typically upon 30 to 90 days' notice. These agreements typically provide for price protection, stock rotation privileges and the right to return certain inventory if the agreement is canceled. Price protection is typically in the form of a credit to the distributor for any inventory in the distributor's possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Upon termination of a franchise agreement, the right of return typically requires the manufacturer to repurchase the Company's inventory at the Company's adjusted purchase price. If the Company terminates the franchise agreement, there is typically a 10% to 15% restocking charge. The Company believes that the provisions of these franchise agreements should generally reduce the Company's exposure to significant inventory losses, although there can be no assurance that the Company will not experience significant inventory losses.

COMPETITION

     The electronics distribution industry is highly competitive, primarily with respect to price and product availability. The Company believes that breadth of product line, level of technical expertise and quality of service are also particularly important to small- and medium-sized customers. The Company competes with large national distributors such as Arrow Electronics, Inc. and Avnet, Inc. as well as regional and specialty distributors, many of whom distribute the same or competitive products. Many of the Company's competitors have significantly greater assets and greater financial and personnel resources than those of the Company.

     In 1994, total North American sales in the electronic components distribution industry (including semiconductors and computer related peripherals) were approximately $16 billion, of which the top 25 distributors had sales of approximately $13 billion. The Company was ranked as the 24th largest electronic components distributor in the United States by ELECTRONIC NEWS in its December 5, 1994 edition. Within the interconnect, electromechanical and passive electronic components markets in which the Company competes, it is ranked considerably higher. Richey Electronics ranked 11th in the connector market and 14th in the electromechanical/passive market by ELECTRONIC BUSINESS BUYER in its April 1994 edition.

     The Company encounters some competition from products manufactured abroad and distributed domestically. Such foreign manufactured products are often sold at prices below the Company's prices for comparable products. The Company competes by providing its customers with reliable, rapid delivery of products that meet strict quality control standards.

EMPLOYEES

     The Company had approximately 475 employees as of December 31, 1994. Approximately 75 of the Company's employees are corporate personnel involved in production management, finance, quality control or senior management. Another 50 employees work in the Company's Los Angeles, Boston and branch warehouses; 175 individuals are employed in branch sales and marketing efforts and 175 persons are employed on a full-time or on-call basis in value-added assembly services. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

BACKLOG

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog grew throughout fiscal 1994 and at fiscal year end was $19.9 million, up 33% from $15.0 million at December 31, 1993. Order backlog at March 20, 1995 was approximately $26.0 million, substantially all of which will be shipped within the next 12 months. The Company believes that the increase in order backlog is attributable to the general world-wide economic advance in the telecommunications and computer industries, as well as to various sales, marketing and operational programs implemented by Richey Electronics following the Richey-Brajdas Merger and In-Stock Acquisition. Order backlog is not necessarily indicative of future sales for any particular period. Orders constituting the Company's backlog are subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer without significant penalty.

WORKING CAPITAL

     The Company must have sufficient inventories on hand to satisfy the needs of its customers. For the quarter ended December 31, 1994, the Company's inventory turnover was 4.9x, compared to 4.4x for 1993 and 3.7x for 1992. The Company believes it has sufficient working capital and borrowing capacity available to maintain adequate levels of inventory for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ENVIRONMENTAL PROTECTION

     The nature of the Company's operations does not present any significant risks to the environment. Therefore, no material capital expenditures were or are expected to be required for environmental protection.

ITEM 2.   PROPERTIES

     The Company leases all facilities used in its business. The Company's headquarters are located in Garden Grove, California in an office comprising approximately 15,500 square feet. This facility is in the process of being expanded to approximately 21,000 square feet in the first quarter of 1995. Most of the Company's inventory is consolidated and shipped from a warehouse in Los Angeles, California, comprising approximately 34,500 square feet. The Company plans to expand this facility to approximately 55,000 square feet during 1995. Approximately 12,000 square feet of the Los Angeles warehouse facility is currently dedicated to value-added assembly services. During 1995, the Company plans to expand to 20,000 square feet the area dedicated to value-added assembly services. The Company's Boston, Massachusetts facility, comprising approximately 23,000 square feet, holds most of the Company's remaining inventory. Approximately 6,000 square feet is dedicated to value-added assembly services in the Boston facility. The Company also leases space for its other facilities which range in size from approximately 1,000 square feet to 15,000 square feet. The Company believes its facilities are suitable for their uses and are, in general, adequate for the Company's current needs. The Company believes that lease extensions or replacement space may be obtained for all of its leased facilities upon the expiration of the current lease terms, in most cases at rates which are not materially higher than those currently in effect.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Until January 25, 1994, the Common Stock of Richey Electronics was traded in the over-the-counter market in what is commonly referred to as the "bulletin
board."   From January 25, 1994 until April 13, 1994, the Company's Common Stock traded on the Nasdaq Small-Cap Market. On April 14, 1994, the Company's Common Stock began trading on The Nasdaq Stock Market ("Nasdaq") under the symbol "RCHY."

     The following table sets forth, for the periods indicated, certain high and low bid information of the Common Stock as reported by IDD/Tradeline until January 24, 1994 and by Nasdaq beginning January 25, 1994. High and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions. The historical high and low bid and sale information has been adjusted to give effect to the reverse stock split pursuant to which each outstanding pre-split share was converted into ten thirty-fifths (10/35) of a post-split share, which became effective on December 30, 1993.

                                                             STOCK PRICE
                                                             -----------
                                                            HIGH      LOW
                                                            ----      ----
CALENDAR YEAR 1993:
  First quarter  . . . . . . . . . . . . . . . . . . .      $10-1/2   $1-5/16
  Second quarter . . . . . . . . . . . . . . . . . . .       7-7/8     5-1/4
  Third quarter. . . . . . . . . . . . . . . . . . . .       8-3/4     5-1/4
  Fourth quarter . . . . . . . . . . . . . . . . . . .       8-3/4     4-3/8
CALENDAR YEAR 1994:
  First quarter. . . . . . . . . . . . . . . . . . . .      $10       $5
  Second quarter . . . . . . . . . . . . . . . . . . .       9-1/2     5-1/2
  Third quarter. . . . . . . . . . . . . . . . . . . .       7-1/2     6
  Fourth quarter . . . . . . . . . . . . . . . . . . .       7-1/2     6

     On March 29, 1995, there were approximately 1,467 holders of record of the Company's Common Stock.


DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings for working capital to support growth, to reduce outstanding indebtedness and for general corporate purposes. In addition, the credit agreement governing certain of the Company's indebtedness contains provisions that limit the Company's ability to pay dividends on its Common Stock without prior approval of the Company's lender. Accordingly, the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with and is qualified by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements, Notes to Financial Statements and other financial information included herein. All of the financial information, except for that of the predecessor company, is derived from financial statements that have been audited by McGladrey & Pullen, LLP, independent accountants.

                                                                                      Year Ended
                                                 ---------------------------------------------------------------------------------
                                                   Predecessor
                                                   Company (1)                                 The Company (2)
                                                 --------------    ---------------------------------------------------------------
                                                 (Fiscal  1990)    (Fiscal 1991)  (Fiscal  1992)   (Fiscal 1993)     (Fiscal 1994)
                                                   December 28,      January 3,      January 1,     December 31,      December 31,
                                                       1990             1992            1993            1993              1994
                                                  -------------    -------------  --------------   -------------     -------------


Operations Statement Data:                                       (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)

  Net sales. . . . . . . . . . . . . . . . .        $34,363              $32,994         $31,387         $64,995           $90,266
  Cost of goods sold . . . . . . . . . . . .         26,394               24,123          23,105          48,741            68,176
                                                   ---------            --------        --------        --------          --------
  Gross profit . . . . . . . . . . . . . . .          7,969                8,871           8,282          16,254            22,090
  Operating expenses . . . . . . . . . . . .         15,289(3)             7,233           7,144          13,889            17,318
  Interest expense, net. . . . . . . . . . .           (267)                 476             388           1,198             1,606
  Income tax expense (4) . . . . . . . . . .             44                  473             308             460             1,273
                                                   ---------            --------        --------        --------          --------
  Net income (loss). . . . . . . . . . . . .       $ (7,097)            $    689        $    442        $    707          $  1,893
                                                   ---------            --------        --------        --------          --------
                                                   ---------            --------        --------        --------          --------
  Earnings per common share (5). . . . . . .       $      --            $   0.25        $   0.16        $   0.14          $   0.32
                                                   ---------            --------        --------        --------          --------
                                                   ---------            --------        --------        --------          --------
  Dividends per share. . . . . . . . . . . .       $      --             $    --         $    --        $     --           $     --
                                                   ---------            --------        --------        --------          --------
                                                   ---------            --------        --------        --------          --------
  Weighted average number of common
    shares outstanding (5) . . . . . . . . .              --               2,774           2,774           5,085             5,889
                                                   ---------            --------        --------        --------          --------
                                                   ---------            --------        --------        --------          --------

OTHER DATA:. . . . . . . . . . . . . . . . .
  EBITDA (6) . . . . . . . . . . . . . . . .                            $  1,788        $  1,283        $  3,362           $ 5,537
  EBITDA margin (6). . . . . . . . . . . . .                                5.4%            4.1%            5.2%              6.1%
  Inventory turnover ratio . . . . . . . . .                                4.3x            3.7x            4.4x              4.9x
  Number of days sales in accounts
    receivable . . . . . . . . . . . . . . .                                  34              41              43                42


                                       December 28,        January 3,           January 1,       December 31,         December 31,
                                           1990               1992                 1993              1993                  1994
                                       ------------       -----------           ----------       ------------         ------------
Balance Sheet Data:                                        (in thousands)
  Working capital. . . . . . . . .         $  1,924          $  2,500             $  3,014           $  6,888             $  5,317
  Total assets . . . . . . . . . .            8,088             9,370                9,669             30,918               35,013
  Short-term debt. . . . . . . . .            3,648             3,510                3,181              6,995               10,443
  Long-term debt . . . . . . . . .               83                --                   --              8,151                3,594
  Stockholders' equity . . . . . .            2,202             2,891                3,333              6,898                8,785

(SEE NOTES TO SELECTED FINANCIAL DATA ON FOLLOWING PAGE)

NOTES TO SELECTED FINANCIAL DATA:

(1) The operations statement data for fiscal year 1990 represent the financial data of a predecessor company, Old Richey. RicheyImpact acquired certain assets and assumed certain liabilities of Old Richey from Lex on December 28, 1990.

(2) Excludes results of operations of Brajdas prior to the Richey-Brajdas Merger in April 1993 and of In-Stock prior to the In-Stock Acquisition in April 1994. See Note 2 of Notes to Financial Statements for a discussion of the Richey-Brajdas Merger and the In-Stock Acquisition and pro forma information.

(3) Operating expenses include a loss on sale of assets from Old Richey to RicheyImpact of approximately $6.1 million, a write-off of the remaining goodwill of $973,000 and central office charges of $206,000.

(4) The Company had approximately $24.0 million in federal and $5.0 million in state tax net operating loss carryforwards ("NOLs"), primarily California, as of December 31, 1994 which have resulted in minimal cash tax payments. For the period ended December 31, 1994, cash tax payments were approximately $1.1 million less than the expense recorded.

(5) The Richey-Brajdas Merger was accounted for as a reverse purchase acquisition with RicheyImpact being the accounting acquirer. Per share data for all periods from December 28, 1990 through April 6, 1993, the date of the Richey-Brajdas Merger, are based upon the weighted average number of shares of Brajdas indirectly acquired by the former stockholders of RicheyImpact.

(6) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors. EBITDA margin represents EBITDA as a percentage of net sales. Because of the significant amortization of intangible assets and non-cash income tax expense incurred as a result of the Company's NOLs, the Company believes that EBITDA may be a meaningful measure of its financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deferred Tax Assets."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Richey Electronics is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes connectors, switches, cable and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized OEMs. Approximately 80% of the Company's inventory is located at its centralized distribution facility in Los Angeles, and the remaining inventory is located in regional warehouses in Boston, San Diego and San Jose.

     Management and an investor group built the Company through a series of transactions, beginning with the acquisition of the operations of Old Richey in December 1990 for $5.5 million, consisting of $3.7 million in cash funded by the revolving line of credit, senior preferred stock valued at $1.0 million and $800,000 in cash contributed by the former RicheyImpact stockholders. The Company completed the Richey-Brajdas Merger in April 1993 through the issuance of 10,900,000 shares of Common Stock to the former Brajdas shareholders valued at $4.1 million. The Company completed the In-Stock Acquisition in April 1994 for $1.9 million in cash funded by the revolving line of credit. The Company has devoted significant efforts to improving the performance of those operations. The Company's financial statements exclude the financial results of Brajdas prior to the Richey-Brajdas Merger and of In-Stock prior to the In-Stock Acquisition.

     In addition, the Company intends to capitalize on the trend toward outsourcing by increasing sales of value-added assembly services. These sales increased to $21.2 million, or 23.5% of net sales, in fiscal 1994 from $10.9 million, or 16.8% of net sales, in fiscal 1993.

     The Company separately reported net sales of certain inventory designated as special inventory in its statements of operations. In connection with the purchase of Old Richey from Lex, the Company entered into sales agency and consignment agreements with Lex regarding certain inventories not originally purchased by it. Under these arrangements, Lex retained title to the inventories and guaranteed certain profit margins to the Company. Effective June 28, 1991, Lex granted the Company title to all remaining sales agency and consigned inventories at no cost. The non-recurring benefit associated with special inventory sales resulted in higher gross profit margins in fiscal 1992 and fiscal 1993. Excluding special inventory sales, gross profit margins would have been 23.2%, 24.4% and 24.5% for fiscal 1992, 1993 and 1994, respectively. Substantially all Lex sales agency and consigned inventories were sold as of December 31, 1993. Consequently, special inventory sales were not material in 1994.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the statements of operations as a percentage of net sales for periods shown.


                                                   YEAR ENDED
                                   -------------------------------------------
                                   (Fiscal 1992)  (Fiscal 1993)  (Fiscal 1994)
                                    January 1,    December 31,   December 31,
                                       1993           1993           1994
                                   -------------  -------------  -------------
OPERATIONS STATEMENT DATA:
  Net sales. . . . . . . . . . .       100.0%         100.0%         100.0%
                                   -------------  -------------  -------------
  Cost of goods sold . . . . . .        73.6           75.0           75.5
                                   -------------  -------------  -------------
  Gross profit (1) . . . . . . .        26.4           25.0           24.5
  Operating expenses . . . . . .        22.8           21.4           19.2
                                   -------------  -------------  -------------
  Operating income . . . . . . .         3.6            3.6            5.3
  Interest expense . . . . . . .         1.2            1.8            1.8
                                   -------------  -------------  -------------
  Income before income taxes . .         2.4            1.8            3.5
  Income tax expense . . . . . .         1.0            0.7            1.4
                                   -------------  -------------  -------------
  Net income . . . . . . . . . .         1.4%           1.1%           2.1%
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

(1) Includes effects of special inventory sales. See "--General." Had the effects of special inventory sales been excluded from the gross profit reported above, the results would have been as follows:

                                   Fiscal 1992    Fiscal 1993    Fiscal 1994
                                   -----------    -----------    -----------
Adjusted gross profit                  23.2%          24.4%          24.5%

YEAR ENDED DECEMBER 31, 1994 (FISCAL 1994) AS COMPARED WITH YEAR ENDED DECEMBER 31, 1993 (FISCAL 1993)

     Net sales were $90.3 million for fiscal 1994, an increase of $25.3 million, or 38.9%, from $65.0 million for fiscal 1993. Net sales of electronic components increased to $69.1 million in fiscal 1994 from $54.1 million in fiscal 1993, an increase of 27.7%. Net sales of value-added assembly services increased to $21.2 million from $10.9 million in fiscal 1993, an increase of 94.5%. Although the Company fully integrated In-Stock with its existing operations and has not maintained separate sales records since the In-Stock Acquisition, the Company estimates that at least $7.0 million of the increase in net sales are attributable to the In-Stock Acquisition. This estimate is based solely on In-Stock's historical sales rates and backlog at the time of the In-Stock Acquisition and, among other things, does not take into account post-acquisition results of In-Stock's operations or variations due to overlapping product lines or customers. The balance of the increase in net sales is attributable to internal growth and the benefit of twelve months of Brajdas' integrated operations in 1994 as compared to only nine months in 1993. In 1994, the Company experienced net sales growth in most of the ten metropolitan markets it serves. On a pro forma basis, assuming the Richey-Brajdas Merger and the In-Stock Acquisition occurred as of January 1, 1993, sales would have been $84.6 million and $93.0 million for fiscal 1993 and fiscal 1994, respectively. See
Note 2 of Notes to Financial Statements.

     Gross profit was $22.1 million for fiscal 1994, an increase of $5.8 million, or 35.6%, from $16.3 million in fiscal 1993. Excluding special inventory sales in fiscal 1993, gross profit as a percentage of sales increased slightly to 24.5% in fiscal 1994 from 24.4% in fiscal 1993. Component distribution gross margins remained essentially flat in fiscal 1994 compared to fiscal 1993. Value-added assembly margins declined in fiscal 1994 compared to fiscal 1993 because of lower gross margins from value-added assembly sales at In-Stock, which the Company acquired in April 1994. The Company took a number of actions to improve operating efficiencies at its In-Stock operations and believes that by the end of fiscal 1994 gross margins from value-added assembly sales at those operations were roughly comparable to gross margins from its other value-added assembly sales. Overall gross margins increased slightly due to a changing sales mix increasingly oriented toward value-added assembly services.



     Operating expenses were $17.3 million in fiscal 1994, an increase of $3.4 million, or 24.5%, from $13.9 million in fiscal 1993. These expenses as a percentage of sales declined to 19.2% from 21.4% in fiscal 1993. Increased sales from internal growth as well as from the Richey-Brajdas Merger and the In-Stock Acquisition, coupled with cost-saving initiatives, have allowed the Company to substantially improve its operating leverage. The reduction in operating expenses as a percentage of net sales resulted in part from the elimination of duplicate personnel, sales, warehouse and corporate facilities, computer systems and communication networks.

     Interest expense increased to $1.6 million in fiscal 1994 from $1.2 million in fiscal 1993. Interest expense rose as a result of increases in prime lending rates and average borrowings brought about by the financing of the In-Stock Acquisition. See "Liquidity and Capital Resources."

     The Company's provision for federal and state income tax expense increased to $1.3 million from $460,000 in fiscal 1993. The effective tax rate for 1994 increased slightly to 40% from 39% for 1993. The Company had approximately $24.0 million in federal and $5.0 million in state tax NOLs, primarily California, as of December 31, 1994 which have resulted in minimal cash tax payments. For the period ended December 31, 1994, cash tax payments were approximately $1.1 million less than the expense recorded. See "--Deferred Tax Assets."

YEAR ENDED DECEMBER 31, 1993 (FISCAL 1993) AS COMPARED WITH YEAR ENDED JANUARY 1, 1993 (FISCAL 1992)

     Net sales were $65.0 million for fiscal 1993, an increase of $33.6 million, or 107.0%, from $31.4 million for fiscal 1992. Although the Company fully integrated Brajdas with its existing operations and has not maintained separate sales records since the Richey-Brajdas Merger, the Company estimates that at least $29.0 million of the increase in net sales are attributable to the Richey-Brajdas Merger. This estimate is based solely on Brajdas' historical sales rates and backlog at the time of the Richey-Brajdas Merger and, among other things, does not take into account post-merger results of Brajdas' operations or variations due to overlapping product lines or customers. The balance of the increase in net sales is attributable to internal growth, including an increase of $4.4 million of value-added assembly services. As noted above, historical information excludes the operations of Brajdas for periods prior to April 6, 1993. See Note 2 of Notes to Financial Statements.

     Gross profit was $16.3 million in fiscal 1993, an increase of $8.0 million, or 96.4%, from $8.3 million in fiscal 1992. Gross profit increased primarily as a result of the Richey-Brajdas Merger. Excluding special inventory sales, gross profit as a percentage of sales increased to 24.4% from 23.2% in fiscal 1992. The increase in gross margins is attributable primarily to an increase in value-added assembly services and increased management controls over gross profit margins.

     Operating expenses were $13.9 million in fiscal 1993, an increase of $6.8 million, or 95.8%, from $7.1 million in fiscal 1992. These expenses as a percentage of sales declined to 21.4% from 22.8% in fiscal 1992. While overall expenses were up as a result of the Richey-Brajdas Merger, the combined operations benefitted from economies of scale that reduced operating expenses as a percentage of net sales. The Company implemented a number of cost cutting programs to eliminate duplicate personnel, sales, warehouse and corporate facilities, computer systems and communication networks following the Richey-Brajdas Merger.

     Interest expense increased to $1.2 million for fiscal 1993 from $388,000 for fiscal 1992. The increase in interest expense was due primarily to the increased revolving line of credit borrowings and subordinated debt incurred as a result of the Richey-Brajdas Merger.

     The Company's provision for federal and state income tax expense increased to $460,000 for the year ended December 31, 1993 from $308,000 for the corresponding period of 1992. The effective tax rate for 1993 declined slightly to 39% from 41% for 1992.

LIQUIDITY AND CAPITAL RESOURCES

     Richey Electronics currently maintains a revolving line of credit of up to $15 million based upon eligible accounts receivable and inventory, with interest on borrowed funds at prime rate plus 1.5%. The credit agreement restricts payment of cash dividends on the Company's stock without prior approval of the Company's lender. In addition, the Company must comply with various financial and operational covenants established by its lender, all of which the Company currently satisfies. The Company negotiates certain of these operational covenants on an annual basis with its lender. As of December 31, 1994, Richey Electronics had outstanding borrowings thereunder of $8.8 million, with an additional borrowing capacity of $5.5 million available. The Company believes that its line of credit will be adequate to meet its anticipated funding commitments for the remainder of 1995. The Company plans to use a portion of the net proceeds to be received by the Company from the Offering to repay certain indebtedness, including the indebtedness incurred under its revolving line of credit. The Company is currently in negotiations with its asset based lender to increase the size and modify the terms of its revolving line of credit.

     Working capital decreased to $5.3 million as of December 31, 1994 from $6.9 million as of December 31, 1993, a decrease of $1.6 million. This decrease was primarily the result of a $3.0 million paydown of long-term senior subordinated debt in the first quarter of 1994 with funds borrowed under the Company's revolving line of credit. This paydown had the effect of converting $3.0 million of debt from long-term to short-term debt. In addition, the Company expects to pay down $1.6 million of its senior subordinated debt in the first quarter of 1995.

     During fiscal 1994, the Company's net cash from operating activities was $4.0 million, as compared to $468,000 in fiscal 1993 and $407,000 in fiscal 1992. Net cash generated from operations increased in fiscal 1994 compared to fiscal 1993, primarily as a result of an increase in net income, an increase in utilization of the Company's NOLs and a $2.8 million increase in accounts payable, offset to some extent by a $1.1 million increase in trade receivables. Net cash generated from operations in fiscal 1993 increased slightly compared to fiscal 1992, primarily as a result of an increase in net income to approximately $700,000 in fiscal 1993 from approximately $400,000 in fiscal 1992, a corresponding increase in utilization of the Company's NOLs and a significant increase in non-cash expenses, offset by increases in inventory of $1.3 million at December 31, 1993.

     Net cash used in investment activities was $2.9 million in fiscal 1994, $3.2 million in fiscal 1993 and negligible in fiscal 1992. During fiscal 1994, the Company had capital expenditures of $401,000, as compared to $89,000 in fiscal 1993. Most of these capital expenditures were made to enhance the Company's value-added assembly capabilities. During fiscal 1994, the Company spent approximately $2.5 million on acquisition related activities, which included $1.8 million for the In-Stock Acquisition, $490,000 in Richey-Brajdas Merger costs and $220,000 incurred pursuant to a revaluation of RicheyImpact assets as a result of an Internal Revenue Service ("IRS") settlement of 1991 taxes. During fiscal 1993, the Company spent $3.2 million on costs associated with the Richey-Brajdas Merger. The Company financed its capital expenditure and acquisition activities with net cash from operating activities and borrowings under its revolving line of credit. The Company anticipates incurring capital expenditures of approximately $600,000 in fiscal 1995, all of which will be financed with net cash from operating activities and borrowings under its revolving line of credit. The Company's actual capital expenditures may vary significantly from its current expectations, based on a number of factors, including, but not limited to additional acquisitions, if any.

     For the quarter ended December 31, 1994, inventory turnover was 4.9x, compared to 4.4x for 1993 and 3.7x for 1992. The improvement in inventory turnover was a result of the enhanced inventory control and supplier product return programs instituted by the Company, the general improvement in business activity experienced in 1994, and the acquisition of In-Stock inventories having a relatively high turnover.

     The number of days sales outstanding in accounts receivable decreased by one day to 42 days in the fourth quarter of fiscal 1994 from 43 days in the final quarter of fiscal 1993. In April 1994, the Company acquired the operations and business of In-Stock which had an approximately 50 day turnover on about $1.5 million in receivables. At the time of the acquisition, this added approximately two days to days sales in accounts receivable, which the Company was able to improve to historical averages by fiscal year end. The Company did not experience any significant trade collection difficulties in 1994.

DEFERRED TAX ASSETS

     As of December 31, 1994, the Company had approximately $24.0 million in federal and $5.0 million in state tax NOLs, primarily California, most of which expire between 1998 and 2009. The NOLs resulted from Brajdas' losses prior to the Richey-Brajdas Merger.

     Section 382 of the Internal Revenue Code of 1986, as amended
("Section 382"), and related regulations impose certain limitations on a corporation's ability to use NOLs in the event certain changes in a company's stock ownership over a three-year period exceed a specified threshold (a "Change in Ownership"). Upon a Change in Ownership, the use of NOLs is restricted. California law conforms to the provisions of Section 382. The Richey-Brajdas Merger did not result in a Change in Ownership; therefore, the Company's current ability to utilize the NOLs is not restricted. As a result of the Offering, a Change in Ownership will occur. Accordingly, the Company estimates that its use of the NOLs will be limited to approximately $2.5 million per year until the NOLs are fully utilized or expire, whichever occurs first.

     As discussed in Note 9 of Notes to Financial Statements, at December 31, 1994, the Company recorded a deferred tax asset of $3.9 million, net of a $3.7 million valuation allowance. The estimated future tax benefits of the NOLs comprise the principal portion of the deferred tax asset. SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded "when it is more likely than not" that any portion of the deferred tax asset will not be realized. Due to the inherent uncertainty in forecasts of future events and operating results, the Company has established a $3.7 million valuation allowance which reduces the December 31, 1994 net deferred tax asset to the tax benefit expected to be realized during approximately the next four years after giving effect to the annual limitation resulting from the Change in Ownership.

     The Company has been consistently profitable since December 28, 1990 and generated taxable income before NOLs of $3.0 million in 1994. Further, the Company incurred interest expense of $1.6 million during 1994 on borrowings which will be repaid through the proceeds of the Offering. Consequently, on an as adjusted basis, the Company's 1994 taxable income, after excluding such interest expense, was substantially greater than the $2.5 million annual limitation on the use of the NOLs. Based on its historic and current level of profitability, the Company believes that it is "more likely than not" that the Company will be able to generate the $11.0 million of future taxable income needed to realize the recorded amount of the net deferred tax asset prior to expiration of the NOLs.

     At the date of the Richey-Brajdas Merger, management established a valuation allowance to reduce net deferred tax assets to zero. As part of the Richey-Brajdas Merger, the Company allocated the purchase price in excess of tangible net assets acquired of approximately $10.2 million to distribution agreements and customer lists. In December 1993, as the favorable results of the Richey-Brajdas Merger developed and the Company's prospects for ongoing profitability improved, the valuation allowance was decreased by $4.3 million, resulting in an increase in the net deferred tax asset, and a corresponding reduction in the carrying value of the distribution agreements and customer lists. During 1994, amounts allocated to distribution agreements and customer lists were further reduced by $1.3 million reflecting the realization of the deferred tax assets during the year.

SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain statements of operations data for the periods indicated. This information has been derived from unaudited financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.


                                                FIRST              SECOND                THIRD                  FOURTH
                                               QUARTER            QUARTER               QUARTER                QUARTER
                                           ------------        ------------          ------------           ------------
FISCAL 1994

Net sales                                   $20,247,000         $23,105,000           $22,838,000            $24,076,000
Gross profit                                  4,855,000           5,562,000             5,793,000              5,880,000
Net income                                      355,000             532,000               471,000                535,000
Earnings per common share                           .06                 .09                   .08                    .09
Shipping days                                        65                  64                    63                     62

FISCAL 1993

Net sales                                    $8,088,000         $19,721,000           $18,927,000            $18,259,000
Gross profit                                  2,154,000           4,782,000             4,686,000              4,632,000
Net income                                       85,000              93,000               288,000                241,000
Earnings per common share                           .03                 .02                   .05                    .04
Shipping days                                        64                  64                    63                     61

FISCAL 1992

Net sales                                    $7,862,000          $8,009,000            $8,300,000             $7,216,000
Gross profit                                  2,080,000           2,198,000             2,082,000              1,922,000
Net income                                      165,000             160,000                83,000                 34,000
Earnings per common share                           .06                 .06                   .03                    .01
Shipping days                                        64                  63                    64                     60

     The unaudited quarterly results of operations indicate that net sales rose from $299,000 per shipping day in the fourth quarter of 1993 to $311,000, $361,000, $362,000, and $388,000 per shipping day in the four consecutive quarters of 1994, respectively. The fiscal calendar for 1995 contains 64, 64, 62 and 62 shipping days for the first through fourth quarters, respectively. Quarterly operating results may fluctuate significantly from quarter to quarter in the future.

INFLATION

     Inflation has not had a significant impact on the Company's operations during the period under review.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required by this Item 8 are listed in Item 14(a) and are submitted at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement (the "1995 Proxy Statement") to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 17, 1995, under the headings "Nominees for Election as Directors," "Other Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding compensation of the Company's directors and executive officers, set forth in the 1995 Proxy Statement under "Executive Compensation" is incorporated herein by reference (to the extent allowed by Item 402(a)(8) of Regulation S-K).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by this item regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company set forth in the 1995 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1995 Proxy Statement under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1.  Financial Statements

               Independent Auditors' Report

               Balance Sheets at December 31, 1993 and 1994

               Statements of Income for the Years ended January 1, 1993 and December 31, 1993 and 1994

               Statements of Stockholders' Equity for the Years ended January 1, 1993 and December 31, 1993 and 1994

               Statements of Cash Flows for the Years ended January 1, 1993 and December 31, 1993 and 1994

               Notes to Financial Statements

          2.  Financial Statement Schedules

          Not Applicable.

          3.  Exhibits

          2.1 Merger Agreement among RicheyImpact Electronics, Inc., BRJS Investment Holding Corp. and Brajdas Corporation dated as of February 22, 1993. *2* (A)

          2.2    Amendment to Merger Agreement among RicheyImpact
                 Electronics, Inc., BRJS Investment Holding Corp. and Brajdas Corporation dated as of April 5, 1993. *2* (A)

          2.3 Agreement of Merger dated April 5, 1993 among Brajdas Corporation, RicheyImpact Electronics, Inc. and BRJS Investment Holding Corp., as filed with the Secretary of State of the State of California on April 6, 1993. *2* (B)

          2.4 Certificate of Merger of RicheyImpact Electronics, Inc. into Brajdas Corporation dated April 5, 1993 as filed with the Secretary of State of the State of Delaware on April 6, 1993. *2* (C)

          2.5 Agreement of Merger of BRJS Investment Holding Corp. and Brajdas Corporation dated as of July 12, 1993. *4*
                 (2)

          2.6 Restated Agreement of Merger of BRJS Investment Holding Corp. and Richey Electronics, Inc., f/k/a Brajdas Corporation dated as of November 9, 1993. *6* (2.6)

          2.7 Agreement of Merger (To Effect Reincorporation in Delaware) between Richey Electronics, Inc., a Delaware corporation and Richey Electronics, Inc., a California corporation dated as of December 14, 1993. *6* (2.7)

          2.8    Asset Purchase Agreement between Anchor Group,
                 Inc. and Richey Electronics, Inc. dated as of April 4, 1994. *8* (2.8)

          3.1    Restated Certificate of Incorporation of Richey
                 Electronics, Inc. *6* (3.1)

          3.2    Bylaws of Richey Electronics, Inc. *6* (3.2)

          10.1 Stockholders Agreement among Brajdas Corporation and the individuals and entities listed on Schedule I thereto dated as of March 1993. *2* (F)

          10.2 Indemnification Agreement among Barclay and Company, Inc., Brajdas Corporation, Donald I. Zimmerman and certain former shareholders of RicheyImpact
                 Electronics, Inc. identified therein dated as of April 5, 1993. *2* (E)

          10.3 Letter re Amendment to Indemnification Agreement by Barclay and Company, Inc. and Donald I. Zimmerman, and agreed to by BRJS Investment Holding Corp., Brajdas Corporation and the other persons and entities identified therein dated April 23, 1993. *1* (10.3)


          10.4   Registration Rights Agreement between Brajdas
                 Corporation and BRJS Investment Holding Corp. dated April 2, 1993. *2* (D)

          10.5 Stock Transfer Agreement dated March 31, 1993 among Charles LaVarnway, Alex Mendoza, Arthur Mendoza, Lee Teano and Donald I. Zimmerman. *2* (G)

          10.6 BRJS/BFG Assignment and Acceptance Agreement dated April 2, 1993 between Barclay Financial Group and BRJS Investment Holding Corp. *1* (10.5)

          10.7 $8 million Note from BRJS Investment Holding Corp. to Barclay Financial Group dated April 2, 1993. *2* (H)


          10.8 $8 million Subordinated Note from Brajdas Corporation to BRJS Investment Holding Corp. dated April 6, 1993. *2* (I)

          10.9 Note Pledge Agreement dated April 2, 1993 by BRJS Investment Holding Corp. to Barclay Financial Group. *1* (10.8)

          10.10  Barclay Confirmation of Guaranty Re Brajdas/BFG
                 Debt Purchase dated April 2, 1993 by Barclay and
                 Company in favor of BRJS Investment Holding Corp.
                 *1* (10.9)

          10.11 Amended and Restated Guaranty dated as of April 6, 1993 by Barclay and Company, Inc. in favor of BRJS Investment Holding Corp. *2* (J)

          10.12  Agreement Re Brajdas/BRJS Indebtedness and
                 Amendment of Security Agreement dated April 6,
                 1993 between Brajdas and BRJS Investment Holding
                 Corp. *1* (10.11)

          10.13  Amended and Restated Loan and Security Agreement
                 dated as of April 7, 1993 between Sanwa Business
                 Credit Corporation and Brajdas Corporation. *1*
                 (10.15)

          10.14  Subordination Agreement dated April 7, 1993 by
                 BRJS Investment Holding Corp., Barclay Financial
                 Group, Barclay and

                 Company, Inc. and the RicheyImpact stockholders named therein to Sanwa Business Credit Corporation. *1* (10.16)

          10.15 Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

          10.16  Employment Agreement between C. Don Alverson and
                 Brajdas Corporation dated as of April 1, 1993. *1*
                 (10.17)

          10.17 Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993. *1* (10.20)

          10.18 Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

          10.19  Brajdas Corporation Bonus Plan. *1* (10.21)

          10.20 Employment Severance Agreement dated March 8, 1993 between Chuck LaVarnway and Brajdas Corporation.
                 *1* (10.22)

          10.21 Employment Severance Agreement dated March 8, 1993 between Thomas Arrieta and Brajdas Corporation.
                 *1* (10.23)

          10.22 Employment Severance Agreement dated March 8, 1993 between Lee Teano and Brajdas Corporation. *1*
                 (10.24)

          10.23 Employment Severance Agreement dated March 8, 1993 between Robert Valone and Brajdas Corporation. *1* (10.25)

          10.24  Service and Management Agreement dated December
                 18, 1990 by and among RicheyImpact Electronics,
                 Inc., Palisades Associates, Inc. and Saunders
                 Capital Group, Inc. *3* (10.2)

          10.25 Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, 1993. *3* (10.3)

          10.26  Modification Agreement among the
                 Company, Palisades Associates, Inc. and
                 Saunders Capital Group, Inc. dated as of
                 January 2, 1995. *9* (10.26)

          10.27 Form of 12% Junior Subordinated Promissory Note issued to former shareholders of RicheyImpact
                 Electronics, Inc. by BRJS Investment Holding Corp.
                 *3* (10.1)

          10.28  1993 Stock Appreciation Rights Plan. *5* (A)

          10.29  Assumption and Amendment Agreement to Loan and
                 Security Agreement dated as of December 31, 1993 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.31)

          10.30 Second Amendment to Amended and Restated Loan and Security Agreement dated as of March 29, 1994 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.32)

          10.31  First Amendment to Stockholders Agreement dated
                 December 14, 1994 among the Company and the individuals and entities listed on Schedule I to the Stockholders Agreement. *9* (10.31)

          10.32  Lease between Principal Mutual Life Insurance
                 Company and Richey Electronics, Inc. for lease of premises at 7441 Lincoln Way, Garden Grove,
                 California. *9* (10.32)

          10.33  Lease between M&M Enterprises, a California
                 General Partnership and Richey Electronics, Inc.
                 for lease of premises at 10871 La Tuna Canyon
                 Road, Sun Valley, California. *9* (10.33)

          10.34  Lease between Anchor Group, Inc. and Richey
                 Electronics, Inc. for lease of premises at 11
                 Walkup Drive, Westborough, Massachusetts. *9*
                 (10.34)

          10.35  1992 Stock Option Plan. *9* (10.35)

          10.36  Form of Incentive Stock Option Agreement. *9*
                 (10.36)

          10.37  Addendum to Employment Agreement (William C.
                 Cacciatore) dated as of February 21, 1995. *9*
                 (10.37)

          10.38 Addendum to Employment Agreement (C. Don Alverson) dated as of February 21, 1995. *9* (10.38)

          10.39  Addendum to Employment Agreement (Richard N.
                 Berger) dated as of February 21, 1995. *9* (10.39)

          10.40  Addendum to Employment Agreement (Norbert W. St.
                 John) dated as of February 21, 1995. *9* (10.40)

          10.41  Modification Agreement by and between Richey
                 Electronics, Inc. and Palisades Associates, Inc.
                 dated as of February 21, 1995. *9* (10.41)

          12.1   Schedule regarding computation of ratios. *10* (12.1)

          16.1   Letter re Change in Certifying Accountant. *7* (C)

          21.1   Subsidiaries of Richey Electronics, Inc. *5*
                 (21.1)
__________
     *1* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for Brajdas Corporation for the fiscal year ended February 28, 1993, filed May 28, 1993.

     *2* Incorporated by reference to the designated exhibit of the Statement on Schedule 13D filed on behalf of BRJS Investment Holding Corp., C. Don Alverson, William C. Cacciatore, Greg A. Rosenbaum and Norbert W. St. John with the Securities and Exchange Commission on April 20, 1993.

     *3* Incorporated by reference to the designated exhibit of the Transition Report on Form 10-Q for Brajdas Corporation for the period from January 1, 1993 through July 2, 1993, filed August 4, 1993.

     *4* Incorporated by reference to the designated exhibit of the Quarterly Report on Form 10-Q for Richey Electronics, Inc., f/k/a Brajdas Corporation for the period ended October 1, 1993, filed November 10, 1993.

     *5* Incorporated by reference to the designated exhibit of the definitive proxy statement for the 1993 Annual Meeting of Stockholders.

     *6* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1, filed January 7, 1994.

     *7* Incorporated by reference to the designated exhibit of the Form 8-K for Brajdas Corporation dated July 7, 1993, filed July 13, 1993.

     *8* Incorporated by reference to the designated exhibit of Post-Effective Amendment No. 1 to the Shelf Registration Statement on April 18, 1994.

     *9* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed February 23, 1995.

     *10* Incorporated by reference to the designated exhibit of Amendment No. 1 to the Registration Statement on Form S-2, filed March 24, 1995.

     Exhibits 10.15-10.26, Exhibit 10.28, and Exhibits 10.35 - 10.41
are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden Grove, State of California, on March 30, 1995.


                              RICHEY ELECTRONICS, INC.


                              By /s/ Richard N. Berger
                                 -----------------------------------------------
                                     Richard N. Berger
                                     Vice President, Chief Financial
                                     Officer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date
---------                     -----                              ----

/s/ William  C. Cacciatore    Chairman of the Board,             March 30, 1995
----------------------------- President, Chief Executive
William C. Cacciatore         Officer (Principal Executive
                              Officer)

/s/ Don Alverson              Director                           March 30, 1995
-----------------------------
Don Alverson

/s/ Richard N. Berger         Vice President, Chief Financial    March 30, 1995
----------------------------- Officer and Secretary
Richard N. Berger             (Principal Financial and
                              Accounting Officer

/s/ Greg A. Rosenbaum         Director                           March 30, 1995
-----------------------------
Greg A. Rosenbaum

/s/ Norbert W. St. John       Director                           March 30, 1995
-----------------------------
Norbert W. St. John

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Richey Electronics, Inc.
Garden Grove, California


We have audited the accompanying balance sheets of Richey Electronics, Inc. as of December 31, 1993 and 1994, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richey Electronics, Inc. as of December 31, 1993 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                              McGLADREY & PULLEN, LLP






Pasadena, California
February 3, 1995

                            RICHEY ELECTRONICS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1994


ASSETS (Note 4)                                          1993             1994
                                              --------------------------------
CURRENT ASSETS
  Cash                                            $     7,000      $     9,000
  Trade receivables                                 8,590,000       11,167,000
  Inventories                                      12,460,000       14,913,000
  Deferred income taxes (Note 9)                    1,405,000        1,427,000
  Other current assets                                295,000          435,000
                                              --------------------------------

      Total current assets                         22,757,000       27,951,000

IMPROVEMENTS AND EQUIPMENT (Note 3)                   355,000        1,017,000
                                              --------------------------------

OTHER ASSETS AND INTANGIBLES
  Deferred income taxes (Note 9)                    2,599,000        2,430,000
  Distribution agreements                           3,316,000        2,304,000
  Customer lists                                    1,770,000          957,000
  Deposits and other (Note 2)                         121,000          354,000
                                              --------------------------------
                                                    7,806,000        6,045,000
                                              --------------------------------
                                                  $30,918,000      $35,013,000
                                              --------------------------------
                                              --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of subordinated
    notes payable (Note 4)                        $         -      $ 1,600,000
  Note payable, revolving line of credit
    (Note 4)                                        6,995,000        8,843,000
  Accounts payable                                  6,968,000       10,457,000
  Accrued expenses (Note 5)                         1,906,000        1,734,000
                                              --------------------------------
    Total current liabilities                      15,869,000       22,634,000
                                              --------------------------------
SUBORDINATED NOTES PAYABLE (Note 4)                 8,151,000        3,594,000
                                              --------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock $.001 par value,
    authorized 10,000 shares, issued none                   -                -
  Common stock $.001 par value, authorized
    30,000,000 shares, issued and
    outstanding 5,889,000 shares                        6,000            6,000
  Additional paid-in capital                        5,246,000        5,240,000
  Retained earnings                                 1,646,000        3,539,000
                                              --------------------------------
                                                    6,898,000        8,785,000
                                              --------------------------------
                                                  $30,918,000      $35,013,000
                                              --------------------------------
                                              --------------------------------

See Notes to Financial Statements.

                            RICHEY ELECTRONICS, INC.

                              STATEMENTS OF INCOME


                                                    Year Ended
                                      January 1,   December 31,   December 31,
                                         1993          1993            1994
                                    ------------------------------------------
Net sales:
  Components and value-added         $30,100,000    $64,455,000    $90,266,000
  Special inventory                    1,287,000        540,000             -
                                    ------------------------------------------
                                      31,387,000     64,995,000     90,266,000
                                    ------------------------------------------
Cost of goods sold:
  Components and value-added          23,105,000     48,741,000     68,176,000
  Special inventory                            -              -             -
                                    ------------------------------------------
                                      23,105,000     48,741,000     68,176,000
                                    ------------------------------------------
Gross profit:
  Components and value-added           6,995,000     15,714,000     22,090,000
  Special inventory                    1,287,000        540,000             -
                                    ------------------------------------------
                                       8,282,000     16,254,000     22,090,000
                                    ------------------------------------------
Operating expenses:
  Selling, warehouse, general and
  administrative (Note 7)              7,144,000     13,002,000     16,750,000
   Amortization of intangibles                --        887,000        568,000
                                    ------------------------------------------
                                       7,144,000     13,889,000     17,318,000
                                    ------------------------------------------
  Operating income                     1,138,000      2,365,000      4,772,000
  Interest expense (Note 4)              388,000      1,198,000      1,606,000
                                    ------------------------------------------
  Income before income taxes             750,000      1,167,000      3,166,000
  Federal and state income tax
    (Note 9)                             308,000        460,000      1,273,000
                                    ------------------------------------------
  Net income                         $   442,000    $   707,000    $ 1,893,000
                                    ------------------------------------------
                                    ------------------------------------------
Earnings per common share            $       .16    $       .14    $       .32
                                    ------------------------------------------
                                    ------------------------------------------
Weighted average number of
common shares outstanding              2,774,000      5,085,000      5,889,000
                                    ------------------------------------------
                                    ------------------------------------------

See Notes to Financial Statements.

                            RICHEY ELECTRONICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Common Stock
                                                          --------------------------------------------
                                                Senior                                    Additional
                                              Preferred      Shares           Par           Paid-In        Retained
                                                Stock      Outstanding       Value          Capital        Earnings       Total
                                            --------------------------------------------------------------------------------------
Balance, January 3, 1992                     $1,061,000          6,000   $          -     $1,200,000       $630,000     $2,891,000
  Senior preferred stock
    dividend of 667 shares                      133,000              -              -              -       (133,000)             -
  Net income                                          -              -              -              -        442,000        442,000
                                            --------------------------------------------------------------------------------------
Balance, January 1, 1993                      1,194,000          6,000              -      1,200,000        939,000      3,333,000
  Cancellation of senior
   preferred stock (Note 2)                  (1,194,000)             -              -      1,194,000              -              -
  Merger: (Note 2)
    Recapitalization                                  -      9,705,000        971,000       (971,000)             -              -
    Issuance of common stock                          -     10,905,000      1,091,000      2,961,000              -      4,052,000
    Issuance of junior
      subordinated notes                              -              -              -     (1,194,000)             -     (1,194,000)
  Effect of three and one-half-
    to-one reverse stock split                        -    (14,727,000)    (1,473,000)     1,473,000              -              -
  Effect of change in par value
    from $.10 per common
    share to $.001 per common
    share                                             -              -       (583,000)       583,000              -              -
  Net income                                          -              -              -              -        707,000        707,000
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1993                            -      5,889,000          6,000      5,246,000      1,646,000      6,898,000
  Reverse stock split
    adjustments                                       -              -              -         (6,000)             -         (6,000)
  Net income                                          -              -              -              -      1,893,000      1,893,000
                                            --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                   $        -      5,889,000   $      6,000     $5,240,000     $3,539,000     $8,785,000
                                            --------------------------------------------------------------------------------------
                                            --------------------------------------------------------------------------------------



See Notes to Financial Statements.

                            RICHEY ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                            Year Ended
                                                           ----------------------------------------------
                                                             January 1,     December 31,     December 31,
                                                               1993             1993             1994
                                                           ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  442,000      $   707,000      $  1,893,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              145,000          997,000           765,000
    Deferred income taxes                                      (30,000)         465,000         1,157,000
    Change in operating assets and liabilities,
      net of effect of business combinations:
      (Increase) decrease in:
        Trade receivables                                     (168,000)        (255,000)       (1,107,000)
        Inventories                                           (124,000)      (1,345,000)       (1,518,000)
        Other current assets                                   (45,000)        (161,000)           14,000
      Increase in accounts payable, trade and
        accrued expenses                                       187,000           60,000         2,820,000
                                                           ----------------------------------------------
      Net cash provided by operating activities                407,000          468,000         4,024,000
                                                           ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                                    -           42,000                 -
  Purchase of leasehold improvements and
    equipment                                                  (79,000)         (89,000)         (401,000)
  Payment of acquisition and
   restructuring costs                                               -       (3,188,000)       (2,512,000)
                                                           ----------------------------------------------
      Net cash (used in) investing activities                  (79,000)      (3,235,000)       (2,913,000)
                                                           ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (repayments) on revolving
    line of credit                                            (288,000)       3,859,000         1,848,000
  Payments on long-term debt                                   (42,000)      (1,088,000)       (2,957,000)
                                                           ----------------------------------------------
      Net cash provided by (used in)
        financing activities                                  (330,000)       2,771,000        (1,109,000)
                                                           ----------------------------------------------
      Increase (decrease) in cash                               (2,000)           4,000             2,000

CASH
  Beginning                                                      5,000            3,000             7,000
                                                           ----------------------------------------------
  Ending                                                    $    3,000      $     7,000      $      9,000
                                                           ----------------------------------------------
                                                           ----------------------------------------------

See Notes to Financial Statements.

                            RICHEY ELECTRONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company has distribution rights for various electronic components, primarily interconnect, electromechanical and passive components, from major world-wide suppliers. The Company conducts its business under the name RicheyCypress Electronics.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

YEAR END

The Company reports its annual operating results based upon a calendar year end (December 31) and its quarterly results using the Friday nearest the end of each quarter. For years prior to 1993, the Company reported its annual results closing on the Friday nearest to December 31. The fiscal year ended January 1, 1993 included 52 weeks.

CONCENTRATION OF CREDIT RISK

The Company distributes electronic components to small- and medium-sized manufacturers of telecommunications, computer and medical equipment and the aerospace industry. Credit is extended based on an evaluation of the customer's financial condition and collateral is typically not required. Credit losses are provided for in the financial statements through a change to operations. Additionally, a valuation allowance for known and anticipated credit losses is maintained. Credit losses have been consistently within management's expectations and were not material in any year presented.

INVENTORIES

Inventories consist of electronic components held for sale and are valued at the lower of cost (first-in, first-out method) or market. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and incurs a charge to operations for known and anticipated inventory obsolescence. The Company has not incurred any material charges to operations for inventory obsolescence during any year presented.

On December 28, 1990, RicheyImpact Electronics, Inc. ("RicheyImpact") purchased certain assets and assumed certain obligations and liabilities of Richey/Impact Electronics Inc. ("Old Richey") from Lex Service Inc. ("Lex"). In connection with that purchase agreement, RicheyImpact entered into sales agency and consignment agreements with Lex regarding certain inventories not originally purchased by it. Under these arrangements, Lex retained title to the inventory and guaranteed certain profit margins to RicheyImpact. Effective June 28, 1991, Lex granted RicheyImpact title to all remaining sales agency and consigned inventory at no cost. Sales of this inventory during 1992 and 1993 are reported separately in the statement of income as special inventory sales, cost of goods sold and gross profit. Substantially all Lex sales agency and consigned inventory was sold as of December 31, 1993. Accordingly, special inventory sales in 1994 were not material.

                          NOTES TO FINANCIAL STATEMENTS

IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over estimated service lives. Leasehold improvements are amortized over the life of the lease or the economic life of the asset, whichever is shorter.

DISTRIBUTION AGREEMENTS AND CUSTOMER LISTS

Distribution agreements and customer lists and are being amortized using the straight-line method over the respective estimated economic lives of fifteen and five years. As the benefit of the Company's net operating loss carryforwards is realized, through the results of operations or a reduction in the deferred tax asset valuation allowance, the carrying value of the distribution agreements and customer lists is reduced proportionately.

At December 31, 1993, the cumulative reductions in distribution agreements and customer lists were reduced by $3,071,000 and $2,063,000, respectively. At December 31, 1994, the cumulative reductions were $4,083,000 and $2,876,000, respectively. See Note 9.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it cannot be demonstrated that the deferred tax assets are more likely than not to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER COMMON SHARE

Earnings per common share are computed using the weighted average number of shares of common stock outstanding. On December 30, 1993, the Company effected a reverse stock split by issuing one share for every three and one-half shares of common stock previously outstanding. All previously reported earnings per share have been restated to give retroactive effect to this reverse stock split.

NOTE 2.  BUSINESS COMBINATIONS

BRAJDAS

On April 6, 1993, RicheyImpact merged with Brajdas Corporation, a California corporation ("Brajdas" or the "Registrant"), with Brajdas as the surviving legal entity (the "Richey-Brajdas Merger"). Brajdas subsequently changed its name to Richey Electronics, Inc. (the "Company") and reincorporated in Delaware. Both companies operated as wholesale distributors of electronic components. The Richey-Brajdas Merger was recorded as a reverse purchase acquisition with RicheyImpact as the accounting acquirer. Because the accounting acquirer is treated as the surviving entity in a reverse purchase acquisition, the Registrant's legal existence did not change. The results of operations of Brajdas subsequent to the date of the Richey-Brajdas Merger are included in the Company's financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Prior to the Richey-Brajdas Merger, the RicheyImpact stockholders surrendered the senior preferred stock for cancellation and contributed it to common stockholders' equity. As part of the merger transaction, the Company recapitalized through the issuance of 9,705,000 common shares to former RicheyImpact stockholders and 10,905,000 common shares to former shareholders of Brajdas that were valued at $4,052,000. Additionally, as part of the merger, RicheyImpact stockholders received junior subordinated notes of $1,194,000.

IN-STOCK

On April 4, 1994, the Company completed the purchase of the assets and business of the In-Stock Products division of the Anchor Group, Inc. ("In-Stock"), a Boston, Massachusetts area distributor of electronic components, for approximately $1,841,000 in cash, including acquisition costs. The acquisition was accounted for as a purchase. The fair value of assets acquired was $2,787,000 and the liabilities assumed totaled $946,000. Goodwill of $274,000 is included in other assets and is being amortized over 15 years. The results of operations of In-Stock subsequent to the date of acquisition are included in the Company's financial statements.

PRO FORMA RESULTS

The following pro forma results assume the acquisition of the assets and business of In-Stock occurred as of the beginning of the respective years. In addition, the 1993 results reflect the Richey-Brajdas Merger as if it occurred as of the beginning of the year. The unaudited pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses. The unaudited pro forma results give effect to certain adjustments, including amortization of acquired intangibles and goodwill, elimination of duplicate facilities and redundant salaries, reduction in interest expense and related tax effects.


                              Year Ended December 31,
                             --------------------------
                                 1993           1994
                             (Unaudited)    (Unaudited)
                             -----------    -----------
Net Sales                    $84,579,000    $92,964,000
Net Income                       862,000      2,008,000
Earnings per share                   .17            .34

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions actually taken place at the beginning of the periods presented.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  IMPROVEMENTS AND EQUIPMENT

Improvements and equipment at December 31 consist of the following:


                                                      1993           1994
                                                 --------------------------
Leasehold improvements                             $167,000       $293,000
Furniture, fixtures and equipment                   686,000      1,431,000
                                                 --------------------------
                                                    853,000      1,724,000
Less accumulated depreciation and amortization     (498,000)      (707,000)
                                                 --------------------------
                                                   $355,000     $1,017,000
                                                 --------------------------
                                                 --------------------------

NOTE 4.  REVOLVING LINE OF CREDIT AND SUBORDINATED DEBT

REVOLVING LINE OF CREDIT

The Company's revolving line of credit allows advances up to $15,000,000, limited to 85% of eligible accounts receivable and 45% of eligible inventory not to exceed $7,500,000. The Company is required to maintain a depository account where all receivable collections are deposited for the benefit of the lender. Subject to availability under the line of credit and borrowing base, the lender advances funds to the Company's account to cover disbursements when presented for payment by the Company.

The credit agreement extends through February 28, 1996. Borrowings bear interest at 1-1/2% above the national prime rate and are collateralized by substantially all assets of the Company, including accounts receivable, inventory, equipment and intangibles. As of March 1, 1995, the Company is required to pay the lender an unused line fee equal to 1/2% per annum of the difference between the maximum commitment of $15,000,000 and the daily average outstanding borrowings for the prior month.

The credit agreement contains various covenants which require the Company to meet certain financial conditions, including maintenance of a minimum tangible net worth. The agreement also restricts the Company from declaring or paying dividends, without prior approval of the Company's lender.

The following is a summary of borrowings under the revolving line of credit:


                                           1992          1993          1994
                                      ----------------------------------------
Interest rate in effect at year end                         8.5%         10.0%
Available borrowings at year end                    $   553,000   $ 5,452,000
Maximum outstanding borrowings
  during the year                     $ 3,896,000     6,995,000    12,610,000
Weighted average interest rate
  for the borrowings outstanding
  during the year                             8.8%          8.5%          8.9%

                          NOTES TO FINANCIAL STATEMENTS

SUBORDINATED DEBT

Subordinated debt at December 31 was:


                                                            1993          1994
                                                     -------------------------

10% senior subordinated note payable, secured,
   interest payable quarterly                         $6,957,000   $4,000,000
12% junior subordinated notes payable,
   unsecured, interest payable semiannually            1,194,000    1,194,000
                                                     -------------------------
                                                       8,151,000    5,194,000
Less current maturities of senior subordinated
   note payable                                                -   (1,600,000)
                                                     -------------------------
                                                      $8,151,000   $3,594,000
                                                     -------------------------
                                                     -------------------------

SENIOR SUBORDINATED NOTE. In April 1993 and March 1994, the Company paid $1,043,000 and $2,957,000, respectively, of principal on this debt based upon existing provisions of the note. Commencing in 1995 and each year thereafter until the note is paid, principal payments equal to the greater of $500,000 or cash flows as defined ($1,600,000 as of December 31, 1994) are required. Any remaining balance is due March 1, 2000. The debt is secured by a security interest in accounts receivable, inventory, and property and equipment, subordinated to the security interest of the revolving line-of-credit lender. Interest expense on this note payable to Barclay Financial Group, a related party, was $541,000 and $479,000 for 1993 and 1994, respectively.

JUNIOR SUBORDINATED NOTES. The junior subordinated notes are due March 2, 2000; provided, however, that mandatory prepayments of principal are required if the senior subordinated note payable and any balance outstanding under the revolving line-of-credit agreement are paid off. Principal repayments would then be determined based on net after-tax cash flow as defined by the junior subordinated notes. Interest expense on these notes payable to stockholders was $107,000 and $145,000 for 1993 and 1994, respectively.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following:


                                  1993          1994
                              -------------------------
Compensation                    $907,000     $1,163,000
Rent and facilities costs        354,000         85,000
Interest                         342,000        273,000
Other                            303,000        213,000
                              -------------------------
                              $1,906,000     $1,734,000
                              -------------------------
                              -------------------------

The accrual for rent and facilities costs is net of sublease income of $411,000 and $255,000 at December 31, 1993 and 1994, respectively.


NOTE 6.  LEASE COMMITMENTS

OPERATING LEASES

The Company leases office and warehouse space under operating lease agreements with various terms and conditions, expiring in years ending 1995 through 2000, with rent escalations typically based on the Consumer Price Index.

Future minimum lease payments under these leases, exclusive of lease payments on duplicate facilities which have been accrued, are as follows:

1995           $658,000
1996            687,000
1997            688,000
1998            696,000
1999            562,000
2000             98,000
             ----------
             $3,389,000
             ----------
             ----------

Total rent expense under operating leases, including rent for facilities leased on a month-to-month basis, was $473,000, $846,000 and $678,000, for 1992, 1993 and 1994, respectively.


NOTE 7.  SERVICE AND MANAGEMENT AGREEMENT

The Company is a party to a five-year Service and Management Agreement dated December 18, 1990. Terms of the five-year agreement provide for the payment of management fees for financial and administrative services performed for the Company. Management fees were approximately $244,000 in each year presented and were paid to two corporations controlled by stockholders of the Company. In

                          NOTES TO FINANCIAL STATEMENTS

January 1995, the Company reached an agreement with one of the corporations to terminate its service under the agreement, upon payment of $65,000.


NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                       ---------------------------------------
                                                      Year Ended
                                       ---------------------------------------
                                        January 1,   December 31, DECEMBER 31,
                                           1993          1993         1994
                                       ---------------------------------------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
   Cash payments for:
      Interest                           $324,000    $   994,000   $1,675,000
                                       ---------------------------------------
                                       ---------------------------------------
      Income Taxes                       $321,000    $        --   $   46,000
                                       ---------------------------------------
                                       ---------------------------------------
SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES (Note 2)
   Cancellation of senior
      preferred stock                                $ 1,194,000
                                                    -------------
                                                    -------------
Assets acquired, liabilities assumed
   and securities issued in business
   combinations:
   Current assets                                    $10,416,000   $2,410,000
   Current liabilities                                (5,093,000)    (946,000)
   Leasehold improvements and
     equipment                                           188,000      103,000
   Distribution agreements and
     customer lists                                   10,220,000            -
   Other assets                                           69,000      274,000
   Restructuring and transaction costs                (3,748,000)           -
   Subordinated notes payable                         (8,000,000)           -
   Common stock issued                                (4,052,000)           -
                                                    --------------------------
      Net cash paid                                  $       --    $1,841,000
                                                    --------------------------
                                                    --------------------------
   Issuance of subordinated notes
      payable in connection with
      merger                                         $(1,194,000)
                                                    -------------
                                                    -------------

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

Components of income tax expense are as follows:


                                                         Year Ended
                                          ------------------------------------------
                                           January 1,   December 31,    DECEMBER 31,
                                              1993          1993            1994
                                          ------------------------------------------
Currently paid or payable:
  Federal                                   $258,000       $ (8,000)     $   60,000
  State                                       80,000          3,000          56,000
Deferred                                     (30,000)       465,000       1,157,000
                                          ------------------------------------------

                                            $308,000       $460,000      $1,273,000
                                          ------------------------------------------
                                          ------------------------------------------

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:


                                                         Year Ended
                                          -----------------------------------------
                                           January 1,   December 31,   DECEMBER 31,
                                              1993          1993           1994
                                          -----------------------------------------
Computed "expected" statutory rate
Increase (decrease) in rate resulting
  from:                                        34%           35%            35%
  Benefit of income taxed at lower
    rates                                      --            (1)            (1)
  State income taxes, net of federal
    tax benefit                                 7             7              5
  Other                                        --            (2)             1
                                          -----------------------------------------

                                               41%           39%            40%
                                          -----------------------------------------
                                          -----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

Net deferred taxes at December 31 consist of the following:


                                                       1993           1994
                                                  --------------------------
Deferred tax liabilities:
  Intangibles recorded at the purchase
      price for financial reporting purposes,
      not recognized in tax-free merger            $2,034,000     $1,348,000
  Other                                               284,000        337,000
                                                  --------------------------
                                                    2,318,000      1,685,000
                                                  --------------------------
Deferred tax assets:
  Net operating loss carryforwards ("NOLs")         9,593,000      8,421,000
  Other, primarily costs capitalized to
      inventory for tax purposes and accrued
      expenses not tax deductible until paid        1,128,000        774,000
                                                  --------------------------
                                                   10,721,000      9,195,000
  Less valuation allowance                         (4,399,000)    (3,653,000)
                                                  --------------------------
                                                    6,322,000      5,542,000
                                                  --------------------------
      Net                                          $4,004,000     $3,857,000
                                                  --------------------------
                                                  --------------------------

Net deferred tax assets described above have been included in the accompanying balance sheets as follows:



                                                         1993           1994
                                                  --------------------------

Current assets                                     $1,405,000     $1,427,000
Noncurrent assets                                   2,599,000      2,430,000
                                                  --------------------------
                                                   $4,004,000     $3,857,000
                                                  --------------------------
                                                  --------------------------

                          NOTES TO FINANCIAL STATEMENTS

As of December 31, 1994, the Company had net operating loss carryforwards which have the following expiration dates:

Expiration Date                  Federal          California
---------------            -----------------------------------
     1997                    $        --          $3,599,000
     1998                      3,450,000             953,000
     1999                      2,935,000             270,000
     2000                        490,000                  --
     2005                      2,000,000                  --
     2006                      2,053,000                  --
     2007                      9,700,000                  --
     2008                      2,500,000                  --
     2009                        771,000                  --
                           -----------------------------------
                             $23,899,000          $4,822,000
                           -----------------------------------
                           -----------------------------------


Section 382 of the Internal Revenue Code of 1986 and the related regulations impose certain limitations on a corporation's ability to use net operating loss carryforwards if more than a 50% ownership change occurs. California law conforms to the provisions of Section 382. The Richey-Brajdas Merger did not result in a more than 50% ownership change; therefore, the Company's current ability to utilize the net operating loss carryforwards is not restricted. However, if the Company issues additional common stock, its ability to utilize these NOLs could be restricted on an annual basis.

The Company has been consistently profitable since the December 1990 acquisition of the operations of Old Richey and generated taxable income before NOL carryforwards of $3.0 million in 1994. Based on its current level of profitability, management believes that the Company will be able to fully utilize the NOLs prior to their expiration. However, as stated in Note 1, generally accepted accounting principles require that deferred tax assets be reduced by a valuation allowance when it cannot be demonstrated that they are more likely than not to be realized. Due to the uncertainty inherent in forecasts of future events and operating results, management has established a valuation allowance to reduce the net deferred tax asset to the tax benefit expected to be realized during approximately the next four years. Management believes that it is "more likely than not" that the Company will be able to generate the $11.0 million of future taxable income necessary to realize the recorded amount of the net deferred tax asset prior to the expiration of the NOLs.


NOTE 10.  EMPLOYEE BENEFIT PLANS

STOCK APPRECIATION RIGHTS PLAN

On July 7, 1993, the Company adopted a Stock Appreciation Rights Plan. Each stock appreciation right ("SAR") provides the recipient with the right to receive a cash payment equal to the excess, if any, of the fair market value of a share of the Company's common stock on the date the SAR is exercised over the fair market value on the date the SAR was granted, or such other value as determined by the Compensation Committee. The maximum number of rights that may be awarded under the plan may not exceed approximately 589,000. To date, no rights have been granted under this plan.

                          NOTES TO FINANCIAL STATEMENTS

STOCK OPTION PLAN

On June 16, 1994, the Company approved the issuance of 226,737 options under the terms of the 1992 stock option plan. At the time of this issuance, there were no previous options outstanding under this plan. The Company may grant up to 362,197 additional options. These options vest at a rate of 25% per year over a four-year period and expire ten years from the date of grant. The options were granted at fair market value at the date of grant.

As of December 31, 1994, 226,737 options granted in 1994 remain outstanding with an exercise price of $6.00 per share.

401(K) SAVINGS PLAN

The Company has two defined contribution 401(k) savings plans covering substantially all its employees. The plans do not provide for the Company to match any contributions by participants, and no contributions were made by the Company to either of these plans during 1992, 1993 or 1994.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                           First          Second         Third          Fourth
                           Quarter       Quarter        Quarter        Quarter
                       ---------------------------------------------------------
1994
Net sales               $20,247,000    $23,105,000    $22,838,000    $24,076,000
Gross profit              4,855,000      5,562,000      5,793,000      5,880,000
Net income                  355,000        532,000        471,000        535,000
Earnings per common
  share                         .06            .09            .08            .09

1993
Net sales                $8,088,000    $19,721,000    $18,927,000    $18,259,000
Gross profit              2,154,000      4,782,000      4,686,000      4,632,000
Net income                   85,000         93,000        288,000        241,000
Earnings per common
  share                         .03            .02            .05            .04

1992
Net sales                $7,862,000     $8,009,000     $8,300,000     $7,216,000
Gross profit              2,080,000      2,198,000      2,082,000      1,922,000
Net income                  165,000        160,000         83,000         34,000
Earnings per common
  share                         .06            .06            .03            .01

                            RICHEY ELECTRONICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                  EXHIBIT INDEX
Exhibit
Number
-------

2.1 Merger Agreement among RicheyImpact Electronics, Inc., BRJS Investment Holding Corp. and Brajdas Corporation dated as of February 22, 1993. *2*(A)

2.2 Amendment to Merger Agreement among RicheyImpact Electronics, Inc., BRJS Investment Holding Corp. and Brajdas Corporation dated as of April 5, 1993. *2*(A)

2.3 Agreement of Merger dated April 5, 1993 among Brajdas Corporation, RicheyImpact Electronics, Inc. and BRJS Investment Holding Corp., as filed with the Secretary of State of the State of California on April 6, 1993. *2*(B)

2.4 Certificate of Merger of RicheyImpact Electronics, Inc. into Brajdas Corporation dated April 5, 1993 as filed with the Secretary of State of the State of Delaware on April 6, 1993. *2*(C)

2.5 Agreement of Merger of BRJS Investment Holding Corp. and Brajdas Corporation dated as of July 12, 1993. *4*(2)

2.6 Restated Agreement of Merger of BRJS Investment Holding Corp. and Richey Electronics, Inc., f/k/a Brajdas Corporation dated as of November 9, 1993. *6* (2.6)

2.7 Agreement of Merger (To Effect Reincorporation in Delaware) between Richey Electronics, Inc., a Delaware corporation and Richey Electronics, Inc., a California corporation dated as of December 14, 1993. *6* (2.7)

2.8 Asset Purchase Agreement between Anchor Group, Inc. and Richey Electronics, Inc. dated as of April 4, 1994. *8* (2.8)

3.1    Restated Certificate of Incorporation of Richey Electronics, Inc.
       *6* (3.1)

3.2    Bylaws of Richey Electronics, Inc. *6* (3.2)

10.1 Stockholders Agreement among Brajdas Corporation and the individuals and entities listed on Schedule I thereto dated as of March 1993. *2* (F)

10.2 Indemnification Agreement among Barclay and Company, Inc., Brajdas Corporation, Donald I. Zimmerman and certain former shareholders of RicheyImpact Electronics, Inc. identified therein dated as of April 5, 1993. *2* (E)

10.3 Letter re Amendment to Indemnification Agreement by Barclay and Company, Inc. and Donald I. Zimmerman, and agreed to by BRJS Investment Holding Corp., Brajdas Corporation and the other persons and entities identified therein dated April 23, 1993. *1* (10.3)

10.4 Registration Rights Agreement between Brajdas Corporation and BRJS Investment Holding Corp. dated April 2, 1993. *2* (D)

10.5 Stock Transfer Agreement dated March 31, 1993 among Charles LaVarnway, Alex Mendoza, Arthur Mendoza, Lee Teano and Donald I. Zimmerman. *2* (G)

10.6 BRJS/BFG Assignment and Acceptance Agreement dated April 2, 1993 between Barclay Financial Group and BRJS Investment Holding Corp. *1* (10.5)

10.7 $8 million Note from BRJS Investment Holding Corp. to Barclay Financial Group dated April 2, 1993. *2* (H)

10.8 $8 million Subordinated Note from Brajdas Corporation to BRJS Investment Holding Corp. dated April 6, 1993. *2* (I)

10.9 Note Pledge Agreement dated April 2, 1993 by BRJS Investment Holding Corp. to Barclay Financial Group. *1* (10.8)

10.10 Barclay Confirmation of Guaranty Re Brajdas/BFG Debt Purchase dated April 2, 1993 by Barclay and Company in favor of BRJS Investment Holding Corp. *1* (10.9)

10.11 Amended and Restated Guaranty dated as of April 6, 1993 by Barclay and Company, Inc. in favor of BRJS Investment Holding Corp. *2*
       (J)

10.12 Agreement Re Brajdas/BRJS Indebtedness and Amendment of Security Agreement dated April 6, 1993 between Brajdas and BRJS Investment Holding Corp. *1* (10.11)

10.13 Amended and Restated Loan and Security Agreement dated as of April 7, 1993 between Sanwa Business Credit Corporation and Brajdas Corporation. *1* (10.15)

10.14 Subordination Agreement dated April 7, 1993 by BRJS Investment Holding Corp., Barclay Financial Group, Barclay and Company, Inc. and the RicheyImpct stockholders named therein to Sanwa Business Credit Corporation. *1* (10.16)

10.15 Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

10.16  Employment Agreement between C. Don Alverson and Brajdas
       Corporation dated as of April 1, 1993.  *1* (10.17)

10.17  Employment Agreement between Richard N. Berger and Brajdas
       Corporation dated as of April 1, 1993. *1* (10.20)

10.18 Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

10.19  Brajdas Corporation Bonus Plan. *1* (10.21)

10.20 Employment Severance Agreement dated March 8, 1993 between Chuck LaVarnway and Brajdas Corporation. *1* (10.22)

10.21 Employment Severance Agreement dated March 8, 1993 between Thomas Arrieta and Brajdas Corporation. *1* (10.23)

10.22 Employment Severance Agreement dated March 8, 1993 between Lee Teano and Brajdas Corporation. *1* (10.24)

10.23 Employment Severance Agreement dated March 8, 1993 between Robert Valone and Brajdas Corporation. *1* (10.25)

10.24 Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc. *3* (10.2)

10.25 Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, 1993. *3* (10.3)

10.26 Modification Agreement among the Company, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995. *9* (10.26)

10.27 Form of 12% Junior Subordinated Promissory Note issued to former shareholders of RicheyImpact Electronics, Inc. by BRJS Investment Holding Corp. *3* (10.1)

10.28  1993 Stock Appreciation Rights Plan. *5* (A)

10.29 Assumption and Amendment Agreement to Loan and Security Agreement dated as of December 31, 1993 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.31)

10.30  Second Amendment to Amended and Restated Loan and Security
       Agreement dated as of March 29, 1994 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.32)

10.31 First Amendment to Stockholders Agreement dated December 14, 1994 among the Company and the individuals and entities listed on
       Schedule I to the Stockholders Agreement. *9* (10.31)

10.32 Lease between Principal Mutual Life Insurance Company and Richey Electronics, Inc. for lease of premises at 7441 Lincoln Way, Garden Grove, California. *9* (10.32)

10.33 Lease between M&M Enterprises, a California General Partnership and Richey Electronics, Inc. for lease of premises at 10871 La Tuna Canyon Road, Sun Valley, California. *9* (10.33)

10.34 Lease between Anchor Group, Inc. and Richey Electronics, Inc. for lease of premises at 11 Walkup Drive, Westborough, Massachusetts. *9* (10.34)

10.35  1992 Stock Option Plan. *9* (10.35)

10.36  Form of Incentive Stock Option Agreement. *9* (10.36)

10.37 Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995. *9* (10.37)

10.38 Addendum to Employment Agreement (C. Don Alverson) dated as of February 21, 1995. *9* (10.38)

10.39 Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995. *9* (10.39)

10.40 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *9* (10.40)

10.41 Modification Agreement by and between Richey Electronics, Inc. and Palisades Associates, Inc. dated as of February 21, 1995. *9* (10.41)

12.1   Schedule regarding computation of ratios. *10* (12.1)

16.1   Letter re Change in Certifying Accountant. *7* (C)

21.1   Subsidiaries of Richey Electronics, Inc.  *5* (21.1)

27.1   Financial Data Schedule
__________

*1* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for Brajdas Corporation for the fiscal year ended February 28, 1993, filed May 28, 1993.

*2*    Incorporated by reference to the designated exhibit of the Statement on
       Schedule 13D filed on behalf of BRJS Investment Holding Corp., C. Don Alverson, William C. Cacciatore, Greg A. Rosenbaum and Norbert W. St. John with the Securities and Exchange Commission on April 20, 1993.

*3* Incorporated by reference to the designated exhibit of the Transition Report on Form 10-Q for Brajdas Corporation for the period from January 1, 1993 through July 2, 1993, filed August 4, 1993.

*4* Incorporated by reference to the designated exhibit of the Quarterly Report on Form 10-Q for Richey Electronics, Inc., f/k/a Brajdas Corporation for the period ended October 1, 1993, filed November 10, 1993.

*5* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1, filed January 7, 1994.

*6* Incorporated by reference to the designated exhibit of the definitive proxy statement for the 1993 Annual Meeting of Stockholders.

*7* Incorporated by reference to the designated exhibit of the Form 8-K for Brajdas Corporation dated July 7, 1993, filed July 13, 1993.

*8* Incorporated by reference to the designated exhibit of Post-Effective Amendment No. 1 to the Shelf Registration Statement on April 18, 1994.

*9* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed February 23, 1995.

*10* Incorporated by reference to the designated exhibit of Amendment No. 1 to the Registration Statement on Form S-2, filed March 24, 1995.