Form 10-Q
period 1995-03-31
RICHEY ELECTRONICS INC
filed 1995-05-15
CIK 320591

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

Commission File Number: 0-9788


                     RICHEY ELECTRONICS, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                               33-0594451
 (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

  7441 Lincoln Way, Garden Grove, California          92641
  (Address of Principal Executive Office)          (Zip Code)

                        (714) 898-8288
      (Registrant's Telephone Number, including Area Code)

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


             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 11, 1995, 8,889,341 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                    RICHEY ELECTRONICS, INC.
                    Condensed Balance Sheets
                          (Unaudited)

                                                       March 31,           December 31,
                                                         1995                 1994
                                                     ----------            ------------
ASSETS
CURRENT ASSETS
  Cash                                                $     9,000          $     9,000
  Trade receivables                                    13,258,000           11,167,000
  Inventories                                          16,217,000           14,913,000
  Deferred income taxes                                 1,427,000            1,427,000
  Other current assets                                    584,000              435,000
                                                      -----------           ----------
     Total current assets                              31,495,000           27,951,000
                                                      -----------           ----------
LEASEHOLD IMPROVEMENTS, EQUIPMENT,                      1,125,000            1,017,000
  FURNITURE AND FIXTURES, net                         -----------           ----------

OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                                 2,430,000            2,430,000
  Intangibles                                           2,696,000            3,261,000
  Deposits and other                                      337,000              354,000
                                                      -----------          -----------
                                                        5,463,000            6,045,000
                                                      $38,083,000          $35,013,000
                                                      ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
   Current maturities of subordinated notes payable   $         0           $1,600,000
  Notes payable, revolving line of credit              13,864,000            8,843,000
  Accounts payable                                      9,734,000           10,457,000
  Accrued expenses                                      1,426,000            1,734,000
                                                      -----------          -----------
     Total current liabilities                         25,024,000           22,634,000
                                                      -----------          -----------
SUBORDINATED NOTES PAYABLE                              3,594,000            3,594,000
                                                      -----------          -----------
STOCKHOLDERS' EQUITY
 Preferred Stock, $0.001 par value, authorized
  10,000 shares, issued none                           $        0          $         0
 Common Stock, $0.001 par value, authorized
  30,000,000 shares, issued and outstanding
  5,889,000 shares                                          6,000                6,000
 Additional paid-in-capital                             5,240,000            5,240,000
 Retained earnings                                      4,219,000            3,539,000
                                                      -----------          -----------
                                                        9,465,000            8,785,000
                                                      -----------          -----------
   Total stockholders' equity                         $38,083,000           $35,013,00
                                                      -----------          -----------
                                                      -----------          -----------


                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                           Condensed Statements of Income
                                     (Unaudited)


                                                               Quarter Ended
                                                       ----------------------------
                                                       March 31,          April 1,
                                                         1995               1994
                                                      ----------          ---------
Net sales                                             $26,596,000        $20,247,000
Cost of goods sold                                     20,083,000         15,392,000
                                                      -----------        -----------
Gross profit                                            6,513,000          4,855,000
                                                      -----------        -----------
Operating expenses:
  Selling, warehouse, general and administrative        4,842,000          3,726,000
  Amortization of intangibles                             113,000            156,000
                                                      -----------        -----------
                                                        4,955,000          3,882,000
                                                      -----------        -----------

  Operating income                                      1,558,000            973,000
  Interest expense                                        422,000            376,000
                                                      -----------        -----------
  Income before income taxes                            1,136,000            597,000
  Federal and state income tax                            456,000            242,000
                                                      -----------        -----------
  Net income                                         $    680,000        $   355,000
                                                     ------------        -----------
                                                     ------------        -----------
Earnings per common share                            $       0.12       $       0.06
                                                     ------------       ------------
                                                     ------------       ------------

Weighted average number of common shares
outstanding                                             5,889,000          5,889,000
                                                     ------------        -----------
                                                     ------------        -----------


                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.
                    Condensed Statement of Stockholders' Equity
                                  (Unaudited)


                                                 Common Stock
                                         ----------------------------------
                                                                 Additional
                             Preferred      Shares      Par        Paid-In     Retained
                               Stock      Outstanding  Value       Capital     Earnings       Total
                             ---------    -----------  ------    ----------    ---------    ----------
Balance, December 31, 1994       _         5,889,000   $6,000    $5,240,000   $3,539,000    $8,785,000
  Net Income                     _            _           _           _          680,000       680,000
                             ----------   ----------   ------    ----------   ----------    ----------
Balance, March 31, 1995          _         5,889,000   $6,000    $5,240,000   $4,219,000    $9,465,000
                             ----------   ----------   ------    ----------   ----------    ----------
                             ----------   ----------   ------    ----------   ----------    ----------





                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   RICHEY ELECTRONICS, INC.
                              Condensed Statements of Cash Flows
                                         (Unaudited)


                                                               Quarter Ended
                                                       --------------------------------
                                                         March 31,             April 1,
                                                           1995                  1994
                                                        ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $    680,000           $  355,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                             200,000              193,000
  Deferred income taxes                                     456,000              242,000
  Changes in operating assets and liabilities:
     (Increase) in trade receivables                     (2,091,000)            (684,000)
     (Increase) decrease in inventories                  (1,304,000)             525,000
     (Increase) in other assets                             (44,000)            (115,000)
     (Decrease) in accounts payable
        and accrued expenses                             (1,005,000)            (906,000)
                                                        -----------            ---------
     Net cash (used in) operating activities             (3,108,000)            (390,000)
                                                        -----------            ---------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment         (202,000)             (76,000)
  Business acquisitions                                     (23,000)            (296,000)
                                                        -----------            ---------
        Net cash (used in) investing activities            (225,000)            (372,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances on revolving line of credit                5,021,000            3,719,000
  Transaction costs associated with
     common stock offering                                  (88,000)               _
  Principal payments on subordinated debt                (1,600,000)          (2,957,000)
                                                         ----------            ---------
        Net cash provided by financing activities         3,333,000              762,000
                                                         ----------            ---------
        Increase in cash                                          0                    0
CASH
  Beginning                                              $    9,000            $   7,000
                                                         ----------            ---------
  Ending                                                 $    9,000            $   7,000
                                                         ----------            ---------
                                                         ----------            ---------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash Payments For:
  Interest                                               $  539,000            $ 615,000
                                                         ----------            ---------
                                                         ----------            ---------
  Income taxes                                           $   57,000            $   7,000
                                                         ----------            ---------
                                                         ----------            ---------



                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                      Notes to Condensed Financial Statements
                                      (Unaudited)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Richey Electronics, Inc. (which conducts business under the name RicheyCypress Electronics) is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes connectors, switches, cable and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers. Approximately 80% of the Company's inventory is located at its centralized distribution facility in Los Angeles, and the remaining inventory is located in regional warehouses in Boston, San Diego and San Jose.

Significant accounting policies

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended March 31, 1995 and April 1, 1994 are not necessarily indicative of the results which will be reported for the entire year.

     Income tax expense in these interim financial statements is recorded based upon the Company's expected annual effective income tax rate. The benefit from the previously unrecognized net operating loss carryforwards acquired in the merger of RicheyImpact Electronics, Inc. and Brajdas Corporation (the "Richey-Brajdas Merger") is used to reduce the carrying value of intangibles. Amortization expense of the reduced intangibles is adjusted prospectively on a monthly basis.

     For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1994, included in the Company's Annual Report on Form 10-K.

                               RICHEY ELECTRONICS, INC.
                 Notes to Condensed Financial Statements - (Continued)
                                      (Unaudited)

NOTE 2.  BUSINESS COMBINATION

In-Stock

     On April 4, 1994, the Company completed the purchase of the assets and business of the In-Stock Products Division of Anchor Group, Inc. ("In-Stock"), a Boston, Massachusetts area distributor of electronic components, for approximately $1,841,000 in cash, including acquisition costs (the "In-Stock Acquisition"). The In-Stock Acquisition was accounted for as a purchase. The fair value of assets acquired was $2,787,000 and the liabilities assumed totaled $946,000. Goodwill of $274,000 is included in other assets and is being amortized over 15 years. The results of operations of In-Stock subsequent to the date of the In-Stock Acquisition are included in the Company's financial statements.

     The following pro forma results of continuing operations assume the In-Stock Acquisition (which occurred on April 4, 1994) had occurred as of the beginning of 1994 after giving effect to certain adjustments, including amortization of acquired intangibles, reduction in interest expense and related tax effects.


                                             Quarter Ended
                                             April 1, 1994
                                              (Unaudited)
                                             -------------
      Net sales                               $22,945,000
      Net income                                  470,000
      Net income per share                          .08


     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions actually taken place at the beginning of the periods presented.



NOTE 3.  PUBLIC OFFERING (Subsequent Event) AND
         NET OPERATING LOSS CARRYFORWARDS

Public Offering

     On April 27, 1995, the Company sold 3,000,000 shares of common stock through an underwritten public offering. The Company has granted to the underwriters an option to purchase an additional 165,000 shares of common stock, at $5.115 per share. This option expires on May 20, 1995.

                               RICHEY ELECTRONICS, INC.
                 Notes to Condensed Financial Statements - (Continued)
                                      (Unaudited)

     Proceeds to the Company were $14.9 million, net of underwriting discounts and estimated expenses associated with the offering. The proceeds were used to repay approximately $3.6 million in senior and junior subordinated debt, and the balance was used to reduce the Company's revolving line of credit with its asset based lender by $11.3 million. The Company has, as a result of the offering, entered into negotiations with its asset based lender to revise the terms and conditions of its loan agreement.

Net Operating Loss Carryforwards

     As of December 31, 1994, the Company had net operating loss carryforwards ("NOLs") with the following expiration dates:


Expiration Date                              Federal           California
- ---------------                              -------           ----------
   1997                                    $     -             $3,599,000
   1998                                     3,450,000             953,000
   1999                                     2,935,000             270,000
   2000                                       490,000                 _
   2005                                     2,000,000                 _
   2006                                     2,053,000                 _
   2007                                     9,700,000                 _
   2008                                     2,500,000                 _
   2009                                       771,000                 _
                                           ----------          ----------
                                          $23,899,000          $4,822,000
                                           ----------          ----------
                                           ----------          ----------


   Section 382 of the Internal Revenue Code of 1986, as amended
("Section 382") and the related regulations impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. California law conforms to the provisions of Section 382. The Richey-Brajdas Merger did not result in a more than 50% ownership change. However, as a result of the offering, the Company effectuated a "change of ownership" as understood by Section 382. This "change of ownership" will restrict the Company's use of the NOLs to $2.1 million per year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

   Richey Electronics is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes connectors, switches, cable and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers. Approximately 80% of the Company's inventory is located at its centralized distribution facility in Los Angeles, and the remaining inventory is located in regional warehouses in Boston, San Diego and San Jose.

   Management and an investor group built the Company through a series of transactions, beginning with the acquisition of the operations of Richey/Impact Electronics Inc. in December 1990 for $5.5 million ($5.9 million, including acquisition costs), consisting of $3.7 million in cash funded by the revolving line of credit, senior preferred stock valued at $1.0 million and $800,000 ($1.2 million, including acquisition costs) in cash contributed by the investors. This was followed by the merger (the "Richey-Brajdas Merger") of RicheyImpact and Brajdas Corporation
("Brajdas") in April 1993 through the issuance of 10,900,000 shares of common stock valued at $4.1 million. The Company completed the acquisition (the "In-Stock Acquisition") of the In-Stock Division of Anchor Group, Inc. ("In-Stock") in April 1994 for $1.9 million in cash funded by the revolving line of credit. The Company has devoted significant efforts to improving the performance of those operations. The Company's financial statements exclude the financial results of In-Stock prior to the In-Stock Acquisition.

   According to the April 17, 1995 edition of Electronic Buyers' News, the Company ranked as the 26th largest electronics distributor in the United States in 1994.

Results of Operations

                    Richey Electronics, Inc.
                    Summary of Selected Data
                          (Unaudited)

   The following table sets forth certain items in the statements of income as a percent of net sales for periods shown and additional items of a statistical nature.


                                                         Quarter Ended
                                                  -------------------------
                                                     Mar 31,         Apr 1,
                                                      1995             1994
                                                     ------           -----
Statements of Income Data:
Net Sales ..........................................  100.0%         100.0%
Cost of Goods Sold .................................   75.5           76.0
                                                      -----          -----
  Gross Profit .....................................   24.5           24.0
                                                      -----          -----
Selling, warehouse, general & administrative .......   18.2           18.4
Amortization of intangibles ........................    0.4            0.8
                                                      -----          -----
  Operating Income .................................    5.9            4.8
Interest Expense ...................................    1.6            1.9
                                                      -----          -----
  Income before income taxes .......................    4.3            2.9
Federal and state income taxes .....................    1.7            1.2
                                                      -----          -----
Net Income .........................................    2.6%           1.7%
                                                      -----          -----
                                                      -----          -----

                                                  Mar 31,      Dec 31,     Sept 30,    July 1,       April 1,
                                                   1995         1994         1994       1994          1994
                                                 --------     -------      --------    ------       --------
Balance Sheet Data:
Total assets (000) ............................  $38,083      $35,013      $34,434     $33,090      $30,834
Working capital (000) .........................  $ 6,471      $ 5,317      $ 5,908     $ 5,235      $ 4,573
Ratio of current assets to current liabilities.      1.3          1.2          1.3         1.3          1.2
Line of credit (000) ..........................  $13,864      $ 8,843      $10,714     $10,731      $10,714
Subordinated notes payable (000)...............  $ 3,594      $ 5,194      $ 5,194     $ 5,194      $ 5,194
Inventory turnover ............................      5.0          4.9          4.9         5.4          5.2
Days sales outstanding in accounts receivable .     45.4         42.3         44.0        41.5         41.2
Stockholders' equity ..........................  $ 9,465      $ 8,785      $ 8,250     $ 7,779      $ 7,247
Return on stockholders' equity ................     29.8%        24.1%        26.2%       25.7%        21.0%


   Net sales for the quarter ended March 31, 1995 increased to $26,596,000 from $20,247,000 for the corresponding period of 1994, an increase of 31%. Net sales of electronic components increased to $19,193,000 in the first quarter of 1995 from $16,388,000 in the first quarter of 1994, an increase of 17%. Net sales of value-added assembly services increased to $7,403,000 for the quarter ended March 31, 1995 from $3,859,000 for the corresponding first quarter of 1994, an increase of 92%. Management estimates that approximately one-third of the increase in value-added assembly service revenues is due to the In-Stock Acquisition, with the balance due to internal growth. The overall increase in net sales for the first quarter of 1995 was attributable primarily to a strengthening of the distribution marketplace in the past several months as well as the addition of the sales of In-Stock. See Note 2 of Notes to Condensed Financial Statements. The Company has fully integrated the operations of In-Stock with its existing operations and has not maintained separate sales records since the In-Stock acquisition; however, the Company estimates, based solely upon In-Stock's historical sales rates, that at least 13% of the increase in net sales is attributable to the In-Stock Acquisition.

   The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at March 31, 1995 was $25,750,000, up 59% from $16,175,000 at April 1, 1994.

   Gross profit as a percentage of net sales increased by 0.5% to 24.5% for the quarter ended March 31, 1995 from 24.0% for the comparable period in 1994. Management attributes the improvement in gross margins to its emphasis on value-added services, which usually obtain higher gross margins, and its institution of what it believes to be more stringent gross margin audits and disciplines. Management's emphasis on value-added services has increased value-added sales from 19% of total sales in the first quarter of 1994 to 28% of total sales in the first quarter of 1995 and has caused the improved gross profit margins reflected in the first quarter of 1995.

   Operating expenses for the quarter ended March 31, 1995 increased to $4,955,000 from $3,882,000 for the corresponding period in 1994, an increase of 28%, but, as a percentage of net sales, decreased 0.6% for the quarter ended March 31, 1995 from the corresponding period in 1994. The Company's operations have benefitted from economies of scale that have increased operating leverage (reduced operating expenses as a percentage of net sales). Operating income increased 60.1% from $973,000 during the first quarter of 1994 to $1,558,000 during the first quarter of 1995.

   Interest expense for the first quarter of 1995 was $422,000 as compared with $376,000 for the first quarter of 1994. The increase in interest expense for the first quarter of 1995 was primarily due to the effects of the purchase of In-Stock in April 1994. In addition, the interest rate on the Company's revolving line of credit has increased as a result of increases in bank prime lending rates over those which prevailed in the first quarter of 1994.

   Federal and state income tax expense increased to $456,000 (40% effective rate) for the quarter ended March 31, 1995 from $242,000 (40% effective rate) for the corresponding period of 1994. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

Liquidity And Capital Resources

   The Company currently maintains, with its asset based lender, a revolving line of credit of up to $15,000,000 based upon eligible accounts receivable and inventory, with an interest rate of 1.5% over prime. The revolving line of credit restricts payment of cash dividends on the Company's common stock, without prior approval of the lender. As of March 31, 1995, the Company had outstanding borrowings thereunder of $13,864,000 with an additional borrowing capacity of $1,136,000. On April 28, 1995, as a result of the successful sale of 3,000,000 shares of the Company's common stock on April 27, 1995, the Company paid down all of its senior and junior subordinated notes completely and approximately $11,300,000 of the outstanding balance under its revolving line of credit. The Company believes that its line of credit will be adequate to meet its anticipated funding commitments for the remainder of 1995. The Company is currently in negotiations with its asset based lender to increase the size and modify the terms of its revolving line of credit.

   Working capital increased to $6,471,000 on March 31, 1995 from $5,317,000 on December 31, 1994, an increase of $1,154,000. During the first quarter of 1995, the Company generated $1,671,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $1,129,000 for the first quarter of 1994. Overall, the Company experienced a net use of funds of $3,108,000 from operating activities in the first quarter of 1995, consisting primarily of $2,091,000 in increased accounts receivable, $1,304,000 in increased inventory and a $1,005,000 decrease in accounts payable and accrued expenses. Including $225,000 of net cash used in investing activities, primarily for capital expenditures, the net use of funds of $3,333,000 was financed by borrowing against the Company's revolving line of credit. In March 1995, the Company borrowed an additional $1,600,000 under its revolving line of credit to pay down the current portion of its senior subordinated debt.

   For the quarter ended March 31, 1995, inventory turnover increased to 5.0x compared to 4.9x for the quarter ended December 31, 1994, primarily as a result of the increase in value-added service sales which historically have a higher inventory turnover.

   Days sales outstanding increased by three days to 45 days at March 31, 1995 from 42 days as of December 31, 1994. Accounts receivables increased from $11,167,000 at December 31, 1994 to $13,258,000 at March 31, 1995.
This increase relates primarily to a 10.5% increase in overall sales during the first quarter of 1995 as compared to the fourth quarter of 1994, and an increase of 18.5% in value-added assembly services over the same period.

   The Company does not anticipate that the adoption of any of the recently issued FASB statements will have a material impact on the Company's financial statements.

                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits required by Item 601 of Regulation S-K.


             Number     Exhibit                                              Page
             ------     -------                                              ----
              10.1      Agreement To Terminate Stockholders' Agreement

              (b)       Reports on Form 8-K.

             None.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RICHEY ELECTRONICS, INC.
                                           (Registrant)



                                   By /s/ Richard N. Berger
                                      ------------------------------------
                                      Richard N. Berger
                                      Vice President,
                                      Chief Financial Officer
                                      and Secretary


May 11, 1995

                              RICHEY ELECTRONICS, INC.

                            QUARTERLY REPORT ON FORM 10-Q

                         FOR THE PERIOD ENDED MARCH 31, 1995

                                   EXHIBIT INDEX

                                                                  Begin on
Exhibit                                                          sequential
Number                                                           page number
- ------                                                           -----------
10.1           Agreement To Terminate Stockholders' Agreement
