Form 10-Q
period 1995-06-30
RICHEY ELECTRONICS INC
filed 1995-08-14
CIK 320591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

Commission File Number: 0-9788


                            RICHEY ELECTRONICS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     33-0594451
----------------------------                     --------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

              7441 Lincoln Way, Garden Grove, California     92641
             ------------------------------------------------------
             (Address of Principal Executive Office)      (Zip Code)

                              (714) 898-8288
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 9, 1995, 9,054,335 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                            RICHEY ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                               June 30,          December 31,
                                                                 1995                1994
                                                             -----------         ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $ 3,022,000          $     9,000
  Trade receivables                                           13,103,000           11,167,000
  Inventories                                                 16,634,000           14,913,000
  Deferred income taxes                                        1,427,000            1,427,000
  Other current assets                                           330,000              435,000
                                                             -----------          -----------
    Total current assets                                     $34,516,000          $27,951,000
                                                             -----------          -----------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
 FURNITURE AND FIXTURES, net                                 $ 1,233,000          $ 1,017,000
                                                             -----------          -----------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                                      $ 2,430,000          $ 2,430,000
  Intangibles, less accumulated amortization
   of $1,640,000 and $1,439,000, respectively                  2,303,000            3,261,000
  Deposits and other                                             328,000              354,000
                                                             -----------          -----------
                                                               5,061,000            6,045,000
                                                             -----------          -----------
                                                             $40,810,000          $35,013,000
                                                             -----------          -----------
                                                             -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of subordinated notes payable           $         0          $ 1,600,000
  Notes payable, revolving line of credit                      3,212,000            8,843,000
  Accounts payable                                            10,326,000           10,457,000
  Accrued expenses                                             1,150,000            1,734,000
                                                             -----------          -----------
    Total current liabilities                                $14,688,000          $22,634,000
                                                             -----------          -----------
SUBORDINATED NOTES PAYABLE                                   $         0          $ 3,594,000
                                                             -----------          -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value, authorized
   10,000 shares, issued none                                $         0          $         0
  Common Stock, $0.001 par value, authorized
   30,000,000 shares, issued and outstanding
   9,054,000 shares                                                9,000                6,000
  Additional paid-in-capital                                  20,985,000            5,240,000
  Retained earnings                                            5,128,000            3,539,000
                                                             -----------          -----------
    Total stockholders' equity                               $26,122,000          $ 8,785,000
                                                             -----------          -----------
                                                             $40,810,000          $35,013,000
                                                             -----------          -----------
                                                             -----------          -----------

                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Quarter Ended              Six Months Ended
                                               ------------------------     -------------------------
                                                 June 30,       July 1,       June 30,       July 1,
                                                   1995          1994           1995          1994
                                               -----------    -----------   -----------    -----------
Net Sales:                                     $28,305,000    $23,105,000   $54,901,000    $43,352,000

Cost of Goods Sold:                             21,645,000     17,543,000    41,728,000     32,935,000
                                               -----------    -----------   -----------    -----------
Gross Profit:                                  $ 6,660,000    $ 5,562,000   $13,173,000    $10,417,000
                                               -----------    -----------   -----------    -----------

Operating expenses:
  Selling, warehouse, general, and
   administrative                              $ 4,859,000    $ 4,158,000   $ 9,701,000    $ 7,884,000

Amortization of intangibles                         97,000        143,000       210,000        299,000
                                               -----------    -----------   -----------    -----------
                                               $ 4,956,000    $ 4,301,000   $ 9,911,000    $ 8,183,000
                                               -----------    -----------   -----------    -----------
  Operating income                             $ 1,704,000    $ 1,261,000   $ 3,262,000    $ 2,234,000

Interest Expense                                   185,000        373,000       607,000        749,000
                                               -----------    -----------   -----------    -----------
  Income before income taxes                   $ 1,519,000    $   888,000   $ 2,655,000    $ 1,485,000

Federal and state income taxes                     610,000        356,000     1,066,000        598,000
                                               -----------    -----------   -----------    -----------

  Net income                                   $   909,000    $   532,000   $ 1,589,000    $   887,000
                                               -----------    -----------   -----------    -----------
                                               -----------    -----------   -----------    -----------
  Earnings per Share                               $0.11          $0.09         $0.23          $0.15
                                               -----------    -----------   -----------    -----------
                                               -----------    -----------   -----------    -----------
  Weighted Average number of shares
   outstanding                                  8,101,000       5,889,000     7,001,000      5,889,000
                                               -----------    -----------   -----------    -----------
                                               -----------    -----------   -----------    -----------

                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six Months Ended
                                                              ---------------------------
                                                                June 30,        July 1,
                                                                  1995           1994
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 1,589,000     $   887,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   392,000         380,000
  Deferred income taxes                                           757,000         596,000
  Changes in operating assets and liabilities:
    (Increase) in trade receivables                            (1,936,000)       (476,000)
    (Increase) decrease in inventories                         (1,721,000)        401,000
    (Increase) decrease in other assets                           131,000         (54,000)
    (Decrease) in accounts payable
     and accrued expenses                                        (667,000)        (67,000)
                                                              -----------     -----------
      Net cash provided by (used in) operating activities      (1,455,000)      1,667,000
                                                              -----------     -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment               (413,000)       (201,000)
  Business acquisitions                                           (42,000)     (2,244,000)
                                                              -----------     -----------
      Net cash (used in) investing activities                    (455,000)     (2,445,000)
                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances on revolving line of credit                     (5,631,000)      3,736,000
  Principal payments on subordinated debt                      (5,194,000)     (2,957,000)
  Proceeds from issuance of common stock, net of
   offering expenses of $437,000                               15,748,000           --
                                                              -----------     -----------
      Net cash provided by financing activities                 4,923,000         779,000
                                                              -----------     -----------
      Increase in cash and cash equivalents                     3,013,000           1,000
CASH AND CASH EQUIVALENTS
  Beginning                                                         9,000           7,000
                                                              -----------     -----------
  Ending                                                        3,022,000           8,000
                                                              -----------     -----------
                                                              -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Cash Payments For:
  Interest                                                        834,000       1,011,000
                                                              -----------     -----------
                                                              -----------     -----------
  Income taxes                                                    203,000          48,000
                                                              -----------     -----------
                                                              -----------     -----------


                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)



                                                      Common Stock
                                             -------------------------------------
                                                                        Additional
                                 Preferred      Shares                    paid-in      Retained
                                   Stock     Outstanding   Par Value      Capital      Earnings       Total
                                 ---------   -----------   ---------   -----------   -----------   -----------
Balance, December 31, 1994           --       5,889,000     $6,000     $ 5,240,000   $3,539,000    $ 8,785,000
  Issuance of common stock,
   net of offering expenses of
   $437,000                          --       3,165,000      3,000      15,745,000        --        15,748,000
  Net income                         --           --          --             --       1,589,000      1,589,000
                                 ---------   -----------   ---------   -----------   -----------   -----------
Balance, June 30, 1995               --       9,054,000     $9,000     $20,985,000   $5,128,000    $26,122,000
                                 ---------   -----------   ---------   -----------   -----------   -----------
                                 ---------   -----------   ---------   -----------   -----------   -----------

                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Richey Electronics, Inc. (which conducts business under the name RicheyCypress Electronics), is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes connectors, switches, cable and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. These value-added assembly services consist of
(i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers. Approximately 80% of the Company's inventory is located at its centralized distribution facility in Los Angeles, and the remaining inventory is located in regional warehouses in Boston, San Diego and San Jose.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended June 30, 1995 and July 1, 1994 are not necessarily indicative of the results which will be reported for the entire year.

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

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of 3 months or less to be cash equivalents.


NOTE 2.  BUSINESS COMBINATIONS

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

                                                            Six Months
                                                              Ended
                                                           July 1, 1994
                                                            (Unaudited)
                                                           ------------
Net sales                                                  $46,050,000
Net income                                                   1,002,000
Net income per share                                            .17


     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions actually taken place at the beginning of the periods presented.

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


INLAND EMPIRE INTERCONNECTS

     On July 24, 1995, the Company announced that it had signed a Letter of Intent to purchase substantially all of the assets of Inland Empire Interconnects, Ontario, CA, a cable assembly company specializing in molded interconnect products with approximately $5,000,000 in annual sales. The Company currently expects the transaction to close in mid-August 1995.

NOTE 3.  PUBLIC OFFERING AND NET OPERATING LOSS CARRYFORWARDS

PUBLIC OFFERING

     On April 27, 1995 and May 24, 1995, the Company sold 3,000,000 and 165,000 shares of common stock, respectively, through an underwritten public offering. Proceeds to the Company were $15.7 million, net of underwriting discounts and expenses associated with the offering. The proceeds were used to repay approximately $3.6 million in senior and junior subordinated debt, and the balance was used to reduce the Company's revolving line of credit with its asset based lender by $12.1 million. The Company has, as a result of the offering, entered into negotiations with its asset based lender to revise the terms and conditions of its loan agreement.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1994, the Company had net operating loss carryforwards ("NOLs") with the following expiration dates:


Expiration Date                                          Federal      California
---------------                                        -----------    ----------
    1997 . . . . . . . . . . . . . . . . . . . . .     $     --       $3,599,000
    1998 . . . . . . . . . . . . . . . . . . . . .       3,450,000       953,000
    1999 . . . . . . . . . . . . . . . . . . . . .       2,935,000       270,000
    2000 . . . . . . . . . . . . . . . . . . . . .         490,000          --
    2005 . . . . . . . . . . . . . . . . . . . . .       2,000,000          --
    2006 . . . . . . . . . . . . . . . . . . . . .       2,053,000          --
    2007 . . . . . . . . . . . . . . . . . . . . .       9,700,000          --
    2008 . . . . . . . . . . . . . . . . . . . . .       2,500,000          --
    2009 . . . . . . . . . . . . . . . . . . . . .         771,000          --
                                                       -----------    ----------
                                                       $23,899,000    $4,822,000
                                                       -----------    ----------
                                                       -----------    ----------


                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)




   Section 382 of the Internal Revenue Code of 1986, as amended
("Section 382") and the related regulations impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs.
 California law conforms to the provisions of Section 382. The Richey-Brajdas Merger did not result in a more than 50% ownership change. However, as a result of the public offering in April 1995, the Company effectuated a "change of ownership" as understood by Section 382. This "change of ownership" will restrict the Company's use of the NOLs to $2.1 million per year.

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


                                            Quarter Ended            Six Months Ended
                                       -----------------------   ------------------------
                                         June 30,     July 1,     June 30,      July 1,
                                          1995          1994        1995          1994
                                       -----------   ---------   ----------   ----------
Statements of Operations Data:
------------------------------
Net Sales . . . . . . . . . . . . .       100.0%       100.0%      100.0%       100.0%
Cost of Goods Sold. . . . . . . . .        76.5         75.9        76.0         76.0
                                       -----------   ---------   ----------   ----------
Gross Profit. . . . . . . . . . . .        23.5         24.1        24.0         24.0
                                       -----------   ---------   ----------   ----------
Selling, warehouse and general &
 administrative . . . . . . . . . .        17.2         18.0        17.7         18.2
Amortization of intangibles . . . .         0.3          0.6         0.4          0.7
                                       -----------   ---------   ----------   ----------
Operating Income. . . . . . . . . .         6.0          5.4         5.9          5.1
Interest Expense. . . . . . . . . .         0.7          1.6         1.1          1.7
                                       -----------   ---------   ----------   ----------
Income before income taxes. . . . .         5.4          3.8         4.8          3.4
Federal and state income taxes. . .         2.2          1.5         1.9          1.4
                                       -----------   ---------   ----------   ----------
Net Income. . . . . . . . . . . . .         3.2%         2.3%        2.9%         2.0%
                                       -----------   ---------   ----------   ----------
                                       -----------   ---------   ----------   ----------




                                      June 30,    Mar 31,    Dec 31,   Sept 30,   July 1,   April 1,   Dec. 31,
                                        1995       1995       1994       1994      1994      1994        1993
                                      --------   --------    -------   --------   -------   --------   --------
Balance Sheet Data:
-------------------
Total assets (000) . . . . . . . . .  $40,810    $38,083     $35,013   $34,434    $33,090   $30,834    $30,918
Working capital (000). . . . . . . .  $19,828    $ 6,471     $ 5,317   $ 5,908    $ 5,235   $ 4,573    $ 6,888
Ratio of current asset to
 current liabilities . . . . . . . .      2.3        1.3         1.2       1.3        1.3       1.2        1.4
Line of credit (000) . . . . . . . .  $ 3,212    $13,864     $ 8,843   $10,714    $10,731   $10,714    $ 6,995
Subordinated notes payable (000) . .  $     0    $ 3,594     $ 5,194   $ 5,194    $ 5,194   $ 5,194    $ 8,151
Inventory turnover . . . . . . . . .      5.2        5.0         4.9       4.9        5.4       5.2        4.4
Days sales outstanding in
 accounts receivable . . . . . . . .     42.1       45.4        42.3      44.0       41.5      41.2       43.0
Stockholders' equity . . . . . . . .  $26,122    $ 9,465     $ 8,785   $ 8,250    $ 7,779   $ 7,247    $ 6,898
Return on stockholders' equity . . .     18.2%      29.8%       24.1%     26.2%      25.7%     21.0%      21.2%


   Net sales for the quarter ended June 30, 1995 increased to $28,305,000 from $23,105,000 for the corresponding period of 1994, an increase of 22.5%. Net sales of electronic components increased to $20,363,000 in the second quarter of 1995 from $17,423,000 in the second quarter of 1994, an increase of 17%. Net sales of value-added assembly services increased to $7,942,000 for the quarter ended June 30, 1995 from $5,682,000 for the corresponding period of 1994, an increase of 40%. Net sales for the first six months of 1995 were $54,901,000 compared to net sales of $43,352,000 for the same period in 1994. Net sales of electronic components increased to $39,556,000 for the six months ended June 30, 1995 from $33,810,000 for the corresponding six months of 1994, an increase of 17%. Component sales increased (i) primarily as a result of the general strength in the electronic marketplace, as exhibited by an increased demand for all types of component products, and (ii) because of an increase in product offerings due to new franchises and expanded geographic coverage of existing franchises. Net sales of value-added assembly services increased to $15,345,000 for the six months ended June 30, 1995 from $9,542,000 for the corresponding six months of 1994, an increase of 60%. Value-added sales increased to 28% of total net sales for the first half of 1995 from 22% for the same period in 1994, in part, as a result of the In-Stock Acquisition in April 1994. Management estimates that approximately one-sixth of the increase in value-added assembly service revenues is due to the In-Stock Acquisition and the balance of the increase is due primarily to the continued trend toward outsourcing of cable and other types of assemblies by original equipment manufacturers.

   The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at June 30, 1995 was $26,500,000, up 36% from $19,450,000 at July 1, 1994.

    Gross profit for the six months ended June 30, 1995 was 24% and remained unchanged from gross profit for the six months ended July 1, 1994. Gross profit as a percentage of net sales was 23.5% for the second quarter of 1995 compared to 24.1% for the second quarter of 1994, a decline of 0.6%. Component gross profit for the second quarter decreased slightly, which management attributes to increased competitive pressure on incremental sales of these products and a decision by management to take additional business at a lower gross margin. Gross profit on value-added services decreased in the second quarter of 1995 as compared to the second quarter of 1994, as a result of rescheduling of assembly work and shipments to comply with several larger customer requests. The decreased volume due to these customer delays resulted in the Company absorbing less assembly expenses, primarily labor costs.

   Operating expenses for the quarter ended June 30, 1995 increased to $4,956,000 from $4,301,000 for the corresponding period in 1994, an increase of 15%, but, as a percentage of net sales, decreased 1.1% for the quarter ended
June 30, 1995 compared to the same period in 1994.   For the six months ended
June 30, 1995, operating expenses were $9,911,000 compared to operating expenses of $8,183,000 for the corresponding period in 1994, an increase of 21%.
However, as a percentage of net sales for the six month period, operating expenses decreased to 18.1% from 18.9%. The Company's primary operating expenses include salaries and benefits, warehouse and corporate facilities costs and telecommunications which do not increase proportionally with increases in sales; therefore the Company continues to achieve operating leverage (reduced operating expenses as a percentage of net sales). Management expects to see continued benefits from economies of scale and increased operating leverage as revenues increase. As a result of the Company's revenue growth and the operating leverage from such growth, operating income increased 46% from $2,234,000 for the six months ended July 1, 1994 to $3,262,000 for the six months ended June 30, 1995.

   Interest expense for the second quarter of 1995 was $185,000 as compared with $373,000 for the second quarter of 1994. The decrease in interest expense for the second quarter of 1995 was due to the Company repaying, in late April 1995, all of its senior and junior subordinated notes and most of its revolving line of credit, using the proceeds from the public offering. The Company expects interest expense to be minimal for the balance of 1995. See Note 3 of Notes to Condensed Financial Statements.

   Federal and state income tax expense increased to $610,000 (40% effective rate) for the quarter ended June 30, 1995 from $356,000 (40% effective rate) for the corresponding period of 1994. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

   During April and May of 1995, the Company sold 3,165,000 shares of common stock, raising $15,748,000. The proceeds were used to completely pay down the senior and junior subordinated notes and most of the Company's revolving line of credit. As a result of the public offering, working capital increased to $19,828,000 on June 30, 1995 from $5,317,000 on December 31, 1994, an increase of $14,511,000. During the first six months of 1995, the Company generated $3,654,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $2,614,000 for the first six months of 1994, an increase of 40%. During the same period, the Company used $1,455,000 in operating activities, consisting primarily of $1,936,000 in increased accounts receivable, $1,721,000 in increased inventories and a $667,000 decrease in accounts payable and accrued expenses. The increase in inventory and accounts receivable was a result of the 26.6% increase in sales for the six months ended June 30, 1995. Including $455,000 of net cash used in investing activities, primarily for capital expenditures, the net use of funds of $1,910,000 was financed partly by borrowing against the Company's revolving line of credit and partly from the proceeds from the Company's issuance of common stock.

   For the quarter ended June 30, 1995, inventory turnover increased to 5.2x compared to 5.0x for the quarter ended March 31, 1995 and 4.9x for the quarter ended December 31, 1994. The improvement in inventory turnover is both a result of the enhanced inventory control and supplier product return programs instituted by the Company and the general improvement in business activity experienced in the first half of 1995.

   Days sales outstanding of 42 days at June 30, 1995 was unchanged compared to 42 days at December 31, 1994, but is a 3-day improvement over the first quarter of 1995. This is the result of improved collections during the second quarter of 1995.

   The Company currently maintains, with its asset based lender, a revolving line of credit of $15,000,000 based upon eligible accounts receivable and inventory, with an interest rate of 1.5% over prime. The revolving line of credit restricts payment of cash dividends on the Company's common stock, without prior approval of the lender. As a result of the terms of the loan with its lender, the Company maintains outstanding borrowings of approximately $3,000,000 to meet the minimum interest requirements. The Company invests this money in short-term investment instruments with maturities of approximately 30 days. The Company is currently negotiating with its lender to increase its available line of credit and improve the terms and conditions of its loan agreement. The Company believes that its current line of credit will be adequate to meet its anticipated funding commitments for the remainder of 1995.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company held its annual meeting of stockholders on May 17, 1995. C. Don Alverson, Thomas W. Blumenthal, William C. Cacciatore, Edward L. Gelbach, Greg A. Rosenbaum, Norbert W. St. John and
          Donald I. Zimmerman were each reelected to serve as directors until the next annual meeting of stockholders. Each director (except
          Mr. Blumenthal) received 5,288,991 votes in favor of his election and 352 votes were withheld from such director's election. Mr. Blumenthal received 5,288,990 votes in favor of his election and 353 votes were withheld from his election.

               Stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for 1995. 5,278,437 votes were cast for, 887 votes were cast against and 10,020 votes abstained from ratifying the appointment of McGladrey & Pullen, LLP as the Company's independent auditors.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits required by Item 601 of Regulation S-K.

          None.

          (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RICHEY ELECTRONICS, INC.
                                           (Registrant)



                                   By  /s/ Richard N. Berger
                                      -------------------------
                                      Richard N. Berger
                                      Vice President,
                                      Chief Financial Officer
                                      and Secretary




August 11, 1995