Form 10-Q
period 1995-09-29
RICHEY ELECTRONICS INC
filed 1995-11-13
CIK 320591

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 1995

Commission File Number: 0-9788


                            RICHEY ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                          33-0594451
   ---------------------------------           -------------------
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)           Identification No.)


        7441 LINCOLN WAY, GARDEN GROVE, CALIFORNIA       92641
        --------------------------------------------------------
         (Address of Principal Executive Office)      (Zip Code)

                                (714) 898-8288
           ----------------------------------------------------
           (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----     -----

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 9, 1995, 9,054,329 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                         RICHEY ELECTRONICS, INC.
                         CONDENSED BALANCE SHEETS
                               (UNAUDITED)

                                                      September 29,       December 31,
                                                          1995                1994
                                                      -------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 1,776,000         $     9,000
  Trade receivables                                     14,239,000          11,167,000
  Inventories                                           17,358,000          14,913,000
  Deferred income taxes                                  1,427,000           1,427,000
  Other current assets                                     345,000             435,000
                                                       -----------         -----------
    Total current assets                               $35,145,000         $27,951,000
                                                       -----------         -----------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
  FURNITURE AND FIXTURES, net                          $ 1,931,000         $ 1,017,000
                                                       -----------         -----------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                                $ 2,430,000         $ 2,430,000
  Intangibles, less accumulated amortization
    of $1,722,000 and $1,439,000, respectively           1,987,000           3,261,000
  Goodwill                                                 757,000              82,000
  Deposits and other                                       260,000              94,000
                                                       -----------         -----------
                                                       $ 5,256,000         $ 6,045,000
                                                       -----------         -----------
                                                       $42,332,000         $35,013,000
                                                       -----------         -----------
                                                       -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of subordinated notes payable     $         0         $ 1,600,000
  Notes payable, revolving line of credit                3,131,000           8,843,000
  Accounts payable                                      10,262,000          10,457,000
  Accrued expenses                                       1,756,000           1,734,000
                                                       -----------         -----------
    Total current liabilities                          $15,149,000         $22,634,000
                                                       -----------         -----------
SUBORDINATED NOTES PAYABLE                             $         0         $ 3,594,000
                                                       -----------         -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
    authorized 10,000 shares, issued none              $         0         $         0
  Common Stock, $0.001 par value, authorized
    30,000,000 shares, issued and outstanding
    9,054,000 shares                                         9,000               6,000
  Additional paid-in-capital                            20,976,000           5,240,000
  Retained earnings                                      6,198,000           3,539,000
                                                       -----------         -----------
    Total stockholders' equity                         $27,183,000         $ 8,785,000
                                                       -----------         -----------
                                                       $42,332,000         $35,013,000
                                                       -----------         -----------
                                                       -----------         -----------


                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                         Quarter Ended                           Nine Months Ended
                                 -------------------------------          --------------------------------
                                 September 29,     September 30,          September 29,      September 30,
                                     1995              1994                   1995                1994
                                 -------------     -------------          -------------      -------------
Net Sales:                        $28,803,000       $22,838,000             $83,704,000        $66,190,000
Cost of Goods Sold:                21,872,000        17,045,000              63,600,000         49,980,000
                                  -----------       -----------             -----------        -----------
Gross Profit:                     $ 6,931,000       $ 5,793,000             $20,104,000        $16,210,000
                                  -----------       -----------             -----------        -----------
Operating expenses:
  Selling, warehouse, general,
     and administrative           $ 4,957,000       $ 4,409,000             $14,658,000        $12,293,000
Amortization of intangibles           107,000           143,000                 317,000            442,000
                                  -----------       -----------             -----------        -----------
                                  $ 5,064,000       $ 4,552,000             $14,975,000        $12,735,000
                                  -----------       -----------             -----------        -----------
  Operating income                $ 1,867,000       $ 1,241,000             $ 5,129,000        $ 3,475,000
Interest Expense                       80,000           454,000                 687,000          1,203,000
                                  -----------       -----------             -----------        -----------
  Income before income taxes      $ 1,787,000       $   787,000             $ 4,442,000        $ 2,272,000
Federal and state income taxes        717,000           316,000               1,783,000           914,000
                                  -----------       -----------             -----------        -----------
   Net income                     $ 1,070,000       $   471,000             $ 2,659,000        $ 1,358,000
                                  -----------       -----------             -----------        -----------
                                  -----------       -----------             -----------        -----------
   Earnings per Share                $0.12             $0.08                   $0.35               $0.23
                                  -----------       -----------             -----------        -----------
                                  -----------       -----------             -----------        -----------
   Weighted Average number of
     shares outstanding             9,054,000         5,889,000               7,688,000          5,889,000
                                  -----------       -----------             -----------        -----------
                                  -----------       -----------             -----------        -----------



                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                            3

                                   RICHEY ELECTRONICS, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                              Nine Months Ended
                                                      ----------------------------------
                                                      September 29,        September 30,
                                                          1995                 1994
                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 2,659,000           $ 1,358,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                            636,000               571,000
  Deferred income taxes                                    991,000               914,000
  Changes in operating assets and liabilities:
    (Increase) in trade receivables                     (2,563,000)           (1,112,000)
    (Increase) in inventories                           (2,032,000)             (542,000)
    Decrease in other assets                               115,000               113,000
    Increase (Decrease) in accounts payable
      and accrued expenses                                (889,000)              877,000
                                                       -----------           -----------
      Net cash provided by (used in) operating
        activities                                      (1,083,000)            2,179,000
                                                       -----------           -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment        (722,000)             (275,000)
  Business acquisitions                                 (1,261,000)           (2,664,000)
                                                       -----------           -----------
      Net cash (used in) investing activities           (1,983,000)           (2,939,000)
                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (repayments) on revolving line
    of credit                                           (5,712,000)            3,719,000
  Principal payments on subordinated debt               (5,194,000)           (2,957,000)
  Proceeds from issuance of common stock, net
    of offering expenses of $446,000                    15,739,000                    --
                                                       -----------           -----------
      Net cash provided by financing activities          4,833,000               762,000
                                                       -----------           -----------
      Increase in cash and cash equivalents              1,767,000                 2,000
CASH AND CASH EQUIVALENTS
  Beginning                                                  9,000                 7,000
                                                       -----------           -----------
  Ending                                                 1,776,000                 9,000
                                                       -----------           -----------
                                                       -----------           -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Payments For:
  Interest                                                 983,000             1,262,000
                                                       -----------           -----------
                                                       -----------           -----------
  Income taxes                                             573,000                46,000
                                                       -----------           -----------
                                                       -----------           -----------


                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                            4

                                   RICHEY ELECTRONICS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                          (UNAUDITED)

                                                              Nine Months Ended
                                                      ----------------------------------
                                                      September 29,        September 30,
                                                          1995                 1994
                                                      -------------        -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Acquisition of In-Stock Products:
  Working capital acquired                                                   $ 1,464,000
  Fair market value of other assets acquired
    including goodwill                                                           377,000
                                                                             -----------
  Purchase price and related transaction costs                               $ 1,841,000
                                                                             -----------
                                                                             -----------
Acquisition of Inland Empire Interconnects:
  Working capital acquired                             $   156,000
  Fair market value of equipment acquired                  520,000
  Fair market value of other assets acquired
    including goodwill                                     541,000
                                                       -----------
  Purchase price and related transaction costs         $ 1,217,000
                                                       -----------
                                                       -----------



                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                            5

                                RICHEY ELECTRONICS, INC.
                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                            NINE MONTHS ENDED SEPTEMBER 29, 1995
                                        (UNAUDITED)

                                                                 Common Stock
                                                  ---------------------------------------
                                                                             Additional
                                      Preferred     Shares                     paid-in        Retained
                                        Stock     Outstanding    Par Value     Capital        Earnings        Total
                                      ---------   -----------    ---------   ------------    ----------    -----------
Balance, December 31, 1994               --        5,889,000      $6,000       $5,240,000    $3,539,000    $ 8,785,000
  Issuance of common stock, net
    of offering expenses of $446,000     --        3,165,000       3,000       15,736,000            --     15,739,000
  Net income                             --               --          --               --     2,659,000      2,659,000
                                      -------      ---------      ------      -----------    ----------    -----------
Balance, September 29, 1995              --        9,054,000      $9,000      $20,976,000    $6,198,000    $27,183,000
                                      -------      ---------      ------      -----------    ----------    -----------
                                      -------      ---------      ------      -----------    ----------    -----------



                        SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                              6

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

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended September 29, 1995 and September 30, 1994 are not necessarily indicative of the results which will be reported for the entire year.

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

                           RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (UNAUDITED)


     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of 3 months or less to be cash equivalents.

NOTE 2.  BUSINESS COMBINATIONS

IN-STOCK

     On April 4, 1994, the Company completed the purchase of the assets and business of the In-Stock Products Division of Anchor Group, Inc. ("In-Stock"), a Boston, Massachusetts area distributor of electronic components, for approximately $1,841,000 in cash, including acquisition costs (the "In-Stock Acquisition"). The In-Stock Acquisition was accounted for as a purchase. The fair value of the tangible assets acquired was $2,513,000 and the liabilities assumed totaled $946,000, resulting in goodwill of $274,000 which is included in other assets and is being amortized over 15 years. The results of operations of In-Stock subsequent to the date of the In-Stock Acquisition are included in the Company's financial statements.

INLAND EMPIRE INTERCONNECTS

     On August 16, 1995, the Company completed the purchase of the assets and business of Inland Empire Interconnects ("IEI"), an Ontario, California cable assembly company specializing in molded interconnect products with approximately $5,000,000 in annual sales. The purchase price and related transaction costs were approximately $1,217,000 and were paid in cash (the "IEI Acquisition"). The IEI Acquisition was accounted for as a purchase. The fair value of the tangible assets acquired was $1,455,000 and the liabilities assumed totaled $769,000, resulting in intangibles of $531,000 which are being amortized between 3 and 15 years. The results of operations of IEI subsequent to the date of the IEI Acquisition are included in the Company's financial statements.

     The pro forma results, assuming the In-Stock and IEI
Acquisitions occurred as of the beginning of 1994 and 1995, respectively, would not have materially changed reported sales or net income.

NOTE 3.  PUBLIC OFFERING AND NET OPERATING LOSS CARRYFORWARDS

PUBLIC OFFERING

     On April 27, 1995 and May 24, 1995, the Company sold
3,000,000 and 165,000 shares of common stock, respectively, through an underwritten public offering. Proceeds to

                           RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (UNAUDITED)

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

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1994, the Company had net operating loss carryforwards ("NOLs") with the following expiration dates:

Expiration Date                      Federal          California
---------------                    -----------        ----------
    1997.........................  $        --        $3,599,000
    1998.........................    3,450,000           953,000
    1999.........................    2,935,000           270,000
    2000.........................      490,000                --
    2005.........................    2,000,000                --
    2006.........................    2,053,000                --
    2007.........................    9,700,000                --
    2008.........................    2,500,000                --
    2009.........................      771,000                --
                                   -----------        ----------
                                   $23,899,000        $4,822,000
                                   -----------        ----------
                                   -----------        ----------

     Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") and the related regulations impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. California law conforms to the provisions of Section 382. The Richey-Brajdas Merger did not result in a more than 50% ownership change. However, as a result of the public offering in April 1995, the Company effectuated a "change of ownership" as understood by Section 382. Management estimates that this "change of ownership" will restrict the Company's use of the NOLs to approximately $2.1 million per year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                            SUMMARY OF SELECTED DATA
                                   (UNAUDITED)

     The following table sets forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.

                                                   Quarter Ended            Nine Months Ended
                                             -------------------------   ----------------------
                                               Sept. 29,    Sept. 30,     Sept. 29,  Sept. 30,
                                                 1995         1994          1995        1994
                                             ------------  -----------   ----------  ----------
STATEMENTS OF OPERATIONS DATA:
Net Sales................................       100.0%        100.0%        100.0%      100.0%
Cost of Goods Sold.......................        75.9          74.6          76.0        75.5
                                                -----         -----         -----       -----
    Gross Profit.........................        24.1          25.4          24.0        24.5
                                                -----         -----         -----       -----
Selling, warehouse, general &
  administrative.........................        17.2          19.3          17.5        18.6
Amortization of intangibles..............         0.4           0.6           0.4         0.7
                                                -----         -----         -----       -----
    Operating Income.....................         6.5           5.5           6.1         5.2
Interest Expense.........................         0.3           2.0           0.8         1.8
                                                -----         -----         -----       -----
    Income before income taxes...........         6.2           3.5           5.3         3.4
Federal and state income taxes...........         2.5           1.4           2.1         1.4
                                                -----         -----         -----       -----
Net Income...............................         3.7%          2.1%          3.2%        2.0%
                                                -----         -----         -----       -----
                                                -----         -----         -----       -----

                                 Sept. 29,     June 30,     Mar. 31,     Dec. 31,     Sept. 30,     July 1,    April 1,
                                   1995          1995         1995         1994          1994        1994        1994
                                 ---------     --------     --------     --------     ---------     -------    --------
BALANCE SHEET DATA:
Total assets (000) ...........    $42,332       $40,810      $38,083      $35,013      $34,434      $33,090     $30,834
Working capital (000).........    $19,996       $19,828      $ 6,471      $ 5,317      $ 5,908      $ 5,235     $ 4,573
Ratio of current assets to
  current liabilities.........        2.3           2.3          1.3          1.2          1.3          1.3         1.2
Line of credit (000)..........    $ 3,131       $ 3,212      $13,864      $ 8,843      $10,714      $10,731     $10,714
Subordinated notes
  payable (000)...............    $     0       $     0      $ 3,594      $ 5,194      $ 5,194      $ 5,194     $ 5,194
Inventory turnover............        5.0           5.2          5.0          4.9          4.9          5.4         5.2
Days sales outstanding in
  accounts receivable.........       45.0          42.1         45.4         42.3         44.0         41.5        41.2
Stockholders' equity..........    $27,183       $26,122      $ 9,465      $ 8,785      $ 8,250      $ 7,779     $ 7,247
Return on stockholders'
  equity......................       19.7%         18.2%        29.8%        24.1%        26.2%        25.7%       21.0%

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

     The Company completed the acquisition (the "In-Stock Acquisition") of the In-Stock Division of Anchor Group, Inc. ("In-Stock") in April 1994 for
$1.9 million in cash funded by its revolving line of credit. The Company has devoted significant efforts to improving the performance of those operations. The Company's financial statements exclude the financial results of In-Stock prior to the In-Stock Acquisition.

     The Company completed the acquisition (the "IEI Acquisition") of Inland Empire Interconnects ("IEI") in August 1995 for $1.2 million in cash funded by its revolving line of credit. The Company closed IEI's Ontario, California facility on November 6, 1995 and moved all of its operations to Richey's Sun Valley, California facility. This integration is part of the Company's cost cutting program to eliminate duplicate personnel, sales, warehouse and corporate facilities, computer systems and communication networks. The Company's financial statements exclude the financial results of IEI prior to the IEI Acquisition.

     According to the April 17, 1995 edition of ELECTRONIC BUYERS' NEWS, the Company ranked as the 26th largest electronics distributor in the United States in 1994.

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 29, 1995 increased to $28,803,000 from $22,838,000 for the corresponding period of 1994, an increase of 26.1%.
Net sales of electronic components increased to $20,523,000 in the third quarter of 1995 from $17,427,000 in the third quarter of 1994, an increase of 17.8%.
Net sales of value-added assembly services increased to $8,280,000 for the quarter ended September 29, 1995 from $5,411,000 for the corresponding period of 1994, an increase of 53%. Net sales for the first nine months of 1995 were $83,704,000 compared to net sales of $66,190,000 for the same period in 1994. Net sales of electronic components increased to $60,079,000 for the nine months ended September 29, 1995 from $51,237,000 for the corresponding nine months of 1994, an increase of 17.3%. Component sales increased (i) primarily as a result of the general strength in the electronic marketplace, as exhibited by an increased demand for all types of component products, and (ii) because of an increase in product offerings due to new franchises and expanded geographic coverage of existing franchises. Net sales of value-added assembly services increased to $23,625,000 for the nine months ended September 29, 1995 from $14,953,000 for the corresponding nine months of 1994, an increase of 58%. Value-added sales increased to 28.2% of total net sales for the first nine months of 1995 from 22.6% for the same period in 1994, in part, as a result of the In-Stock Acquisition in April 1994 and the IEI Acquisition in August 1995. Management estimates that approximately one-half of the increase in value-added assembly service revenues is due to the In-Stock and IEI Acquisitions and the balance of the increase is due to the trend toward outsourcing of cable and other types of assemblies by original equipment manufacturers, both of which continue to create new opportunities for the Company.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronic distribution industry. Order backlog at September 29, 1995 was $30,300,000, up 56% from $19,400,000 at September 30, 1994.

     Gross profit margin for the third quarter of 1995 rose 0.6% from margins achieved in the second quarter of 1995. However, gross profit margin for the nine months ended September 29, 1995 was 24% compared to 24.5% for the nine months ended September 30, 1994, a decline of 0.5%. Gross profit margin was 24.1% for the third quarter of 1995 compared to 25.4% for the third quarter of 1994, a decline of 1.3%. Management attributes the year-to-date decline in gross profit margin to increased competitive pressure on incremental sales of component products. Gross profit margin on value-added services decreased in the third quarter of 1995 as compared to the third quarter of 1994, as a result of rescheduling of assembly work and shipments to comply with several larger customer requests. These customer delays resulted in the Company absorbing less assembly expenses, primarily labor costs.

     Operating expenses for the quarter ended September 29, 1995 increased to $5,064,000 from $4,552,000 for the corresponding period in 1994, an increase of 11.2%, but, as a percentage of net sales, decreased 2.3% for the quarter ended September 29, 1995 compared to the same period in 1994. For the nine months ended September 29, 1995, operating expenses were $14,975,000 compared to operating expenses of $12,735,000 for the corresponding period in 1994, an increase of 17.6%.
However, as a percentage of net sales for the nine month period, operating expenses decreased to 17.9% from 19.3%. The Company's primary operating expenses include salaries and benefits, warehouse and corporate facilities costs and telecommunications which do not increase proportionally with increases in sales; therefore the Company continues to achieve operating leverage as revenues increase. As a result of the Company's revenue growth and improved operating leverage, operating income increased 47.6% from $3,475,000 for the nine months ended September 30, 1994 to $5,129,000 for the nine months ended September 29, 1995.

     Interest expense for the third quarter of 1995 was $80,000 as compared with $454,000 for the third quarter of 1994. The decrease in interest expense for the third quarter of 1995 was due to the Company repaying, in late April 1995, all of its senior and junior subordinated notes and most of its revolving line of credit, using the proceeds from the public offering. The Company expects interest expense to be minimal for the balance of 1995. See Note 3 of Notes to Condensed Financial Statements.

     Federal and state income tax expense increased to $717,000 (40% effective rate) for the quarter ended September 29, 1995 from $316,000 (40% effective rate) for the corresponding period of 1994. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     During April and May of 1995, the Company sold 3,165,000 shares of common stock, raising $15,739,000. The proceeds were used to completely pay down the senior and junior subordinated notes and most of the Company's revolving line of credit. As a result of the public offering, working capital increased to $19,996,000 on September 29, 1995 from $5,317,000 on December 31, 1994, an increase of $14,679,000. During the first nine months of 1995, the Company generated $5,765,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $4,046,000 for the first nine months of 1994, an increase of 42.5%.

     The Company generated $4,286,000 in cash in the first nine months of 1995 from net income, depreciation, amortization and deferred income taxes. During the same period, the Company invested $2,563,000 in accounts receivable, $2,032,000 in inventories and $889,000 in accounts payable and accrued expenses. Thus, the Company used net cash of $1,083,000 to fund operating activities in the first nine months of 1995 compared to generating $2,179,000 from operating activities for the same period of 1994. The Company believes that this use of cash was caused primarily by the faster pace of sales growth in 1995 over 1994, necessitating high levels of investment in inventories and accounts receivable. The Company used an additional $1,983,000 of cash for investing activities, including

$722,000 for capital expenditures and $1,217,000 for the IEI Acquisition. This use of funds was financed by borrowing against the Company's revolving line of credit.

     For the quarter ended September 29, 1995, inventory turnover increased to 5.0x compared 4.9x for the quarter ended December 31, 1994. The improved inventory turnover ratio is a result of the enhanced inventory control and supplier product return programs instituted by the Company and the general improvement in business activity experienced in the first nine months of 1995. Days sales outstanding were 45 days at September 29, 1995 compared to 42 days at December 31, 1994. Excluding the IEI Acquisition, days sales outstanding were 44 days. Management believes that the 2-day increase in days sales outstanding is a result of a general industry trend toward greater flexibility in extensions of credit to customers.

     The Company currently maintains, with its asset based lender, a revolving line of credit of $15,000,000 based upon eligible accounts receivable and inventory, with an interest rate of 1.5% over prime. The revolving line of credit restricts payment of cash dividends on the Company's common stock, without prior approval of its lender. As a result of certain terms in its loan agreement, the Company is required to borrow approximately $3,000,000 to meet minimum interest requirements. The Company invests this money in short-term investment instruments with maturities of approximately 30 days. The Company is in negotiation with its lender to increase its available line of credit and improve the terms and conditions of its loan agreement. The Company believes that its current line of credit will be adequate to meet its anticipated funding commitments for the remainder of 1995.

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

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits required by Item 601 of Regulation S-K.

            10.1 Noncompetition Agreement dated August 16, 1995 between Richey Electronics, Inc. and Steven A. Burk.

            10.2 Noncompetition Agreement dated August 16, 1995 between Richey Electronics, Inc. and Loc M. Ha.

            10.3 Noncompetition Agreement dated August 16, 1995 between Richey Electronics, Inc. and Gary L. Lancaster.

            (b)  Reports on Form 8-K.

            None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         RICHEY ELECTRONICS, INC.
                                             (Registrant)



                                         By /s/ Richard N. Berger
                                            ---------------------
                                            Richard N. Berger
                                            Vice President,
                                            Chief Financial Officer
                                            and Secretary







November 10, 1995