Form 10-Q/A
period 1995-09-29
RICHEY ELECTRONICS INC
filed 1995-11-30
CIK 320591

                                    FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

     As of November 29, 1995, 9,054,329 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                         RICHEY ELECTRONICS, INC.
                         CONDENSED BALANCE SHEETS
                               (UNAUDITED)

                                                      September 29,       December 31,
                                                          1995                1994
                                                      -------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 1,776,000         $     9,000
  Trade receivables                                     14,239,000          11,167,000
  Inventories                                           17,358,000          14,913,000
  Deferred income taxes                                  1,427,000           1,427,000
  Other current assets                                     345,000             435,000
                                                       -----------         -----------
    Total current assets                               $35,145,000         $27,951,000
                                                       -----------         -----------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
  FURNITURE AND FIXTURES, net                          $ 1,931,000         $ 1,017,000
                                                       -----------         -----------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                                $ 2,430,000         $ 2,430,000
  Intangibles, less accumulated amortization
    of $1,722,000 and $1,439,000, respectively           1,987,000           3,261,000
  Goodwill                                                 757,000             260,000
  Deposits and other                                        82,000              94,000
                                                       -----------         -----------
                                                       $ 5,256,000         $ 6,045,000
                                                       -----------         -----------
                                                       $42,332,000         $35,013,000
                                                       -----------         -----------
                                                       -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of subordinated notes payable     $         0         $ 1,600,000
  Notes payable, revolving line of credit                3,131,000           8,843,000
  Accounts payable                                      10,262,000          10,457,000
  Accrued expenses                                       1,756,000           1,734,000
                                                       -----------         -----------
    Total current liabilities                          $15,149,000         $22,634,000
                                                       -----------         -----------
SUBORDINATED NOTES PAYABLE                             $         0         $ 3,594,000
                                                       -----------         -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
    authorized 10,000 shares, issued none              $         0         $         0
  Common Stock, $0.001 par value, authorized
    30,000,000 shares, issued and outstanding
    9,054,000 shares                                         9,000               6,000
  Additional paid-in-capital                            20,976,000           5,240,000
  Retained earnings                                      6,198,000           3,539,000
                                                       -----------         -----------
    Total stockholders' equity                         $27,183,000         $ 8,785,000
                                                       -----------         -----------
                                                       $42,332,000         $35,013,000
                                                       -----------         -----------
                                                       -----------         -----------

* December 31, 1994 Goodwill of $260,000 and September 29, 1995 Deposits and other of $82,000 were reversed in the original filing of the Form 10-Q. This amendment corrects the error.

                       SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

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







November 29, 1995