Form 10-K405
period 1995-12-31
RICHEY ELECTRONICS INC
filed 1996-04-01
CIK 320591

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K



            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended December 31, 1995

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

                        COMMON STOCK, $0.001 PAR VALUE
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 22, 1996, was $53,179,177 based on the last sale price on the Nasdaq Stock Market ("Nasdaq") on that date.

     As of March 22, 1996, 9,057,827 shares of the registrant's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Richey Electronics, Inc.'s (the "Company" or "Richey Electronics") proxy statement for the annual meeting of stockholders to be held on May 7, 1996, to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after the end of the Company's fiscal year ended December 31, 1995, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

                                   PART I

ITEM 1.   BUSINESS

GENERAL

     Richey Electronics is a leading multi-regional, specialty distributor of interconnect, electromechanical and passive electronic components and a provider of value-added assembly services. The Company has been built through a series of transactions beginning in December 1990 with RicheyImpact Electronics, Inc.'s ("RicheyImpact") acquisition of the operations of Richey/Impact Electronics, Inc. ("Old Richey") and recently through the acquisitions of Inland Empire Interconnects in August, 1995 (the "IEI Acquisition") and of Deanco, Inc. ("Deanco") and its parent holding company, Electrical Distribution Acquisition Company ("EDAC"), in December 1995 (the "Deanco Acquisition"). Since the initial acquisition, the
Company's growth has been directed by one of the most experienced management teams in its industry. Through acquisitions and internal growth that improved the Company's operating leverage, Richey Electronics' sales and earnings have increased from approximately $33.0 million and $700,000, respectively, in 1991 to $117.1 million and $2.9 million, respectively, in 1995. Giving pro forma effect to the Deanco Acquisition, the Company's sales and earnings were $217.0 million and $4.4 million, respectively, in 1995 and the Company would have ranked as the fifth largest distributor in its market niche of interconnect, electromechanical and passive components in the United States, based on information presented in the April 1995 edition of ELECTRONIC BUSINESS BUYER.

     The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. In 1995, Richey Electronics and Deanco distributed electronic components for more than 120 component manufacturers. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. The Company's customers are primarily small- and medium-sized original equipment manufacturers ("OEMs") that produce electronic equipment used in a wide variety of industries, including the telecommunications, computer, medical, transportation and aerospace industries.

     The Company completed the Deanco Acquisition on December 20, 1995. Deanco is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services with operations primarily serving markets in the northeast and on the west coast. Deanco's sales and EBITDA through December 19, 1995 were $99.9 million and $4.3 million, respectively. Deanco's product offering is similar to that of Richey Electronics, providing a variety of interconnect, electromechanical and passive products primarily to small- and medium-sized OEMs. The Deanco Acquisition provides the Company with certain product lines that it did not previously carry, including heat shrinkable tubing supplied by Raychem, and significantly enhances the Company's position in the passive components market. Management believes that the Deanco Acquisition is consistent with the Company's growth strategy, primarily due to the opportunities that the Deanco Acquisition provides to increase operating leverage by expanding sales in its existing and adjacent markets. Approximately $58.0 million, or 58%, of Deanco's 1995 net sales were generated in or adjacent to markets served by Richey Electronics in 1995. Management believes it can effectively integrate these sales into the Company's operations and, by spreading these sales over the Company's fixed cost base, improve the Company's operating leverage.

     In April 1995 the Company issued 3,165,000 shares of the Company's common stock, $0.001 par value, in a secondary offering. The Company and certain stockholders of the Company, pursuant to an agreement with the underwriters, sold an additional 450,000 shares of the Company's common stock in that offering. The net proceeds to the Company from the secondary offering were approximately $15.7 million. The Company used the net proceeds to reduce the Company's existing indebtedness.

     In February 1996, the Company sold through a private offering (the "Note Offering") $50.0 million aggregate principal amount of 7% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $14.125 per share (subject to adjustment). In March 1996, the Company completed the Note Offering by issuing an additional $5,755,000 aggregate principal amount of Notes to cover over-allotments. The Company has agreed to file a shelf registration statement with the Commission registering the Notes and the common stock issuable upon conversion. The net proceeds from the Note Offering were approximately $53.8 million and were used to repay the Company's $30.0 million term loan and to pay down its revolving line of credit.

     On March 19, 1996, the Company completed the acquisition of the assets and business of MS Electronics, Inc. ("MS Electronics"). MS Electronics, which is privately held, had sales of approximately $11.0 million in 1995. MS Electronics specializes in the value-added distribution of interconnect, electromechanical and passive electronic components in the Baltimore\Washington marketplace. The addition of MS Electronics adds new customers, complementary product lines and a strong sales organization, which management expects to integrate into the Company.

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

     As component manufacturers have increasingly focused their direct sales efforts on the largest OEMs, and less on smaller customers, the distribution segment has increased its share of the total United States connector market from an estimated 22% in 1980 to an estimated 31% in 1995, according to the August 28, 1995 edition of ELECTRONIC NEWS. The Company estimates that approximately one-half of all electronic components are purchased by the top 100 customers who purchase many of their components directly from component manufacturers. Approximately 100,000 other OEMs purchase products from both distributors and manufacturers, with smaller customers purchasing a greater proportion of their products from distributors.

     MARKET SIZE. According to the December 4, 1995 edition of ELECTRONIC NEWS, the electronics distribution industry recorded approximately $20 billion in sales in 1995. Of these sales, the Company estimates that approximately $15 billion consisted of sales of semiconductors and computer related peripherals, which management believes are generally characterized by lower margins and are not sold by the Company. The remaining $5 billion consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which are marketed by the Company. Giving pro forma effect to the Deanco Acquisition, the Company would have ranked as the 16th largest electronic components distributor in the United States in 1995 and as the fifth largest distributor within its market niche of interconnect, electromechanical and passive components, based on information provided in industry publications. The Company does not intend to directly compete in the semiconductor or computer peripheral markets of the electronics distribution industry.

     TRENDS. Consolidation is one of the most significant trends affecting the electronic component distribution industry. Of the 25 largest electronics distributors in 1985, only 13 remain independent today. The factors driving consolidation among electronic component distributors include the desire of manufacturers to sell through fewer distributors, the need for distributors to increase operating leverage and the desire of OEMs to satisfy component requirements with fewer vendors. A series of mergers and acquisitions over the last ten years have created a number of very large distribution companies that have increasingly focused on their larger customers and on expanding international operations. As a result of this large customer focus, regional and specialty distributors such as the Company have gained market share among small-and medium-sized OEMs. These smaller customers often require value-added assembly services, detailed technical information about available products, assistance in coordinating product design and engineering with materials resource planning, fast response to inventory availability inquiries, dependable on-time deliveries and other services.

     In addition to the consolidation of distributors, manufacturers are limiting the number of distributors through which they market their products in an effort to improve operating efficiency. Regional distributors must therefore demonstrate strong local market positions and client relationships when competing to obtain or retain top manufacturer franchises. Many of these distributors have made substantial efforts to expand local market share by emphasizing customer services, such as value-added assembly, just-in-time inventory management, automatic replenishment and in-plant stores.

     Another key trend is the outsourcing of component assembly, which allows OEMs to enhance profitability by concentrating resources on product design, marketing and other core aspects of their business. By serving a number of customers, distributors can often produce subassemblies more efficiently than many small- and medium-sized OEMs. The September 12, 1994 edition of OUTSOURCE MAGAZINE estimates that OEM outsourcing is now an $11 billion industry growing at an estimated 14.5% per annum.

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

     COMPONENT DISTRIBUTION. The distribution of interconnect, electromechanical and passive electronic components accounted for approximately 71% of the Company's net sales in 1995, and pro forma for the Deanco Acquisition, approximately 76% of net sales. These products include connectors, wire, cable, relays, switches, motors, batteries, power supplies, resistors, capacitors, transformers, heat shrinkable tubing and potentiometers. The Company sources its products from such leading suppliers as AMP, Burndy, C&K, Delta, Deutsch, Dialight, Eaton, Grayhill, MicroSwitch, 3M, Molex, Panasonic, Panduit, Power General, Precicontact, Samtec, Sullins, TDK, TI Klixon and Wieland. The Deanco Acquisition expands the Company's line card with the addition of a number of new product lines, including Bentley-Harris, Berg, Dale, Emerson-Cummings, Raychem and Sprague. Moreover, Richey Electronics and Deanco represented 18 common suppliers in 1995, expanding the number of authorized locations in which the Company is franchised.

     VALUE-ADDED ASSEMBLY SERVICES. The electronics industry's trend toward the use of outside vendors to provide value-added assembly services represents a growth opportunity for the Company. Outsourcing offers OEMs the opportunity to invest financial resources in areas with higher returns, such as engineering and marketing. Additionally, the capital investment required to stay current in manufacturing technologies is beyond the financial capability of many smaller OEMs. By servicing a large number of such customers, the Company spreads such costs over a larger business base. Moreover, by integrating assembly services with extensive inventories, the Company is able to eliminate a large amount of shipping, handling and receiving costs from the process. For many OEMs, the Company is able to offer assembly services at a lower cost to the customer while producing higher margins for itself. The Company currently builds a variety of component assemblies to customer or manufacturer specifications, including cable, battery pack, switch and mechanical assemblies, wire harnesses, fan and motor assemblies, and provides engraving and molding services. With the Deanco Acquisition, Richey obtained the capability to encase its cable and harness assemblies in heat shrinkable tubing, which was a significant portion of Deanco's value-added assembly business. The Company has increased its emphasis on higher-margin, value-added assembly services, which grew from $10.9 million, or 17% of net sales, in 1993 to $21.2 million, or 23.5% of net sales, in 1994 and to $33.0 million, or 29% of net sales, in 1995.

     The Company currently provides value-added assembly services primarily from its Los Angeles, California, Boston, Massachusetts and Portland, Oregon facilities, having an aggregate of approximately 81,000 square feet dedicated to value-added assembly services. In addition, the Company also provides value-added assembly services from its San Diego and San Francisco Bay Area, California facilities and from its Dallas, Texas facility.

SALES AND MARKETING

     The Company provides its customers with a wide range of products from a large number of electronic component manufacturers. The Company believes that it has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Richey Electronics serves a broad range of customers in a wide variety of industries, including the telecommunications, computer, medical, transportation and aerospace industries. In 1995, Richey Electronics and Deanco together distributed electronic components to more than 15,000 customers, none of which represented more than 1.5% of net sales of the Company on a pro forma basis.

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

     Including Deanco, the Company had approximately 215 sales representatives as of December 31, 1995. Sales representatives are compensated primarily by commission based on the gross profits obtained on their sales. The Company now has sales offices in 20 of the 31 major metropolitan distribution markets in the United States, which accounted for 80% of the total distribution market in 1995 according to the December 4, 1995 edition of ELECTRONIC NEWS. The Company's market positions are particularly strong in the northeastern and western United States. Due to the low level of overlap among Richey Electronics and Deanco customers, the Company expects to retain most of Deanco's sales organization in order to accommodate the expanded customer base. In addition, the Company believes that the Deanco Acquisition has created an opportunity for the Company to sell to the Company's new customers many product lines which Deanco did not carry and to sell Deanco product lines to the Company's original customers.

     The Company's local sales efforts are supported by central marketing groups, located in Garden Grove and the San Francisco Bay Area, California and in Boston, Massachusetts which are responsible for identifying new suppliers and developing supplier relations, coordinating national advertising, negotiating supplier agreements and promoting new and existing product lines within the Company.

OPERATIONS

     DISTRIBUTION. The principal focus of the Company's distribution business is to provide OEM customers with rapid and reliable deliveries of electronic components and a wide variety of related value-added assembly services. The Company utilizes a computerized system of inventory control to assist in marketing its products and to coordinate purchases from manufacturers. Each sales office and warehouse (other than the Deanco operations which are currently being integrated), as well as management, are linked through the Company's computer system, providing detailed on-line information regarding the price and availability of the Company's entire stock of inventory, as well as on-line access to the inventories of several of the Company's major suppliers. The Company also offers its customers a number of operational services, including just-in-time delivery and electrical data interchange programs.

     After product price and availability are established, the Company's system automatically places an order for shipment, or allocates inventory to the assembly operations, if so required. The system then instructs warehouse personnel to pull products for shipment and, via its locator system, informs them as to the location of the inventory. In order to optimize use of available warehouse space, the Company uses a random-access, multi-bin system whereby inventory is stored in the first available space.

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

     Prior to the Deanco Acquisition, approximately 80% of the Company's inventory was located at its centralized distribution facility in Los Angeles, and 15% was stored in Boston. Pursuant to the Company's consolidation plan, the Company expects to locate approximately 60% of its inventory in Los Angeles and 30% in Boston. Management is considering, however, retaining a warehouse in the San Francisco Bay Area for an intermediate period of time. In the event such a facility is retained, approximately 47% of the Company's inventory would be located in Los Angeles, 30% in Boston and 20% in the San Francisco Bay Area. The Company constantly reviews inventories in an effort to maximize inventory turnover and customer service. The Company believes its turnover ratio (5.0x for 1995) compares favorably with those achieved by competitors for similar interconnect, electromechanical and passive component inventories.

     VALUE-ADDED ASSEMBLY SERVICES. The Company offers a wide variety of value-added assembly services, including component assemblies, cable and harness assemblies, battery packs, heat shrinkable tubing and other related electromechanical subassemblies. After a customer's assembly order is taken, the inventory requirements are automatically routed, via the computer system, to the warehouse and assembly facilities. The system tracks the order through the entire assembly process, including final inspection and shipment to the customer. The Company conducts stringent quality control tests in-line during assembly, and also conducts physical, mechanical and electrical tests at the conclusion of the assembly process. A Company-wide emphasis on quality is evidenced by the certification of its Garden Grove and Los Angeles facilities to the ISO 9002 standard. The Company has met the certification requirements of the International Standards Organization for ISO 9002 certification by operating its Garden Grove and Los Angeles facilities in accordance with established, written procedures.

DEANCO INTEGRATION PLAN

     The Company has developed and begun to implement an operating plan designed to integrate the operations of Richey Electronics and Deanco. The Company expects to generate the majority of its cost savings from the termination of redundant employees and the closing of duplicate facilities. The most critical part of the integration is the conversion of Deanco's computer data to the Company's system. This conversion is expected to be completed during the second quarter of 1996. In 1995, Deanco's operating expenses were 21.6% of net sales as compared to 17.9% of net sales for Richey Electronics, excluding the restructuring reserve. The Company believes that by integrating the operations, computer systems and facilities of Deanco into Richey Electronics, it can reduce Deanco's operating expenses as a percentage of net sales.

     As a result of the integration, management expects that the Deanco Acquisition will give the Company the opportunity to expand the coverage of the Company's existing supplier franchises. Management believes that the Company's expanded geographic scope gives it the potential to increase the number of markets in which it is franchised by existing suppliers.

     The Company believes that less than 25% of Deanco's customers in 1995 were also served by Richey Electronics prior to the Deanco Acquisition. Of these, management believes that less than 10% were significant customers of both Richey Electronics and Deanco. As a result, in the markets where Richey Electronics and Deanco overlapped, including Boston, Denver, Los Angeles, Phoenix, Portland, San Diego, the San Francisco Bay Area and Seattle, management believes that the Company's sales force will be able to cross-sell several of the new products available on its expanded line card. The Company believes that cross-selling may lead to a significant increase in sales volume. The Company has begun emphasizing cross-selling opportunities in training programs for the integrated sales force; however, until the computer conversion is completed, management does not expect to realize significant sales from cross-selling.

COMPONENT MANUFACTURERS

     The Company's base of suppliers has increased significantly over the past five years. With the addition of Deanco, the Company has non-exclusive franchise (distribution) agreements with more than 100 component manufacturers, including AMP, Bentley-Harris, Berg, C&K, Dale, Delta, Deutsch, Dialight, Eaton, Emerson-Cummings, Kemet, Microswitch, 3M, Molex, Papst, Raychem, Samtec, Sprague, Sullins and Wieland. Management believes that it has one of the strongest product offerings, or line cards, in the markets it serves. As a result of the Deanco Acquisition, the Company believes that it is the only distributor to represent the world's seven largest connector manufacturers. The Company is now the largest electronic components distributor for many major national manufacturers, including Deutsch, 3M, Raychem and Samtec. Based on information presented in the April 1995 edition of ELECTRONIC BUSINESS BUYER, the Company would have ranked as the fifth largest distributor in the interconnect, electromechanical and passive component markets in the United States if the acquisition of Deanco had been consummated at that time.

     For the year ended December 31, 1995, the Company's top five suppliers accounted for approximately 39% of net sales, although no single manufacturer accounted for more than 12% of net sales. Pro forma for the Deanco Acquisition, the Company's top five suppliers accounted for approximately 42% of net sales. As a result of the Deanco Acquisition, the Company's largest supplier is now Raychem, which accounted for approximately 35% of Deanco's net sales in 1995. On a pro forma basis, Raychem would have accounted for approximately 17% of the Company's net sales in 1995.

     The Company generally purchases products from manufacturers pursuant to franchise agreements. Being a local authorized distributor is a valuable marketing tool for the Company because customers receive warranty benefits and support from the component manufacturer when they purchase products from Richey Electronics. As an authorized distributor, the Company provides customers a benefit from the marketing and engineering support available from the Company's manufacturers, who assist the Company in closing sales and attracting new customers. The Company expects that the Deanco Acquisition will enable it to better address the desire of its suppliers to reduce the number of distributors with which they deal.

     Most of the Company's franchise agreements are cancelable by either party, typically upon 30 to 90 days' notice. These agreements generally provide for price protection, stock rotation privileges and the right to return certain inventory if the agreement is canceled. Price protection is usually in the form of a credit to the distributor for any inventory in the distributor's possession for which the manufacturer reduces its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Upon termination of a franchise agreement, the right of return generally requires the manufacturer to repurchase the Company's inventory at the Company's adjusted purchase price. If the Company terminates the franchise agreement, there is usually a 10% to 15% restocking charge. The Company believes that the provisions of these franchise agreements should generally reduce the Company's exposure to significant inventory losses, although there can be no assurance that the Company will not experience significant inventory losses as a result of such potential terminations or otherwise.

COMPETITION

     The electronics distribution industry is highly competitive, primarily with respect to price and product availability. The Company believes that breadth of product line, level of technical expertise and quality of service are also particularly important to small- and medium-sized OEMs. The Company competes with large national distributors, as well as regional and specialty distributors, many of whom distribute the same or competitive products. Many of the Company's competitors have significantly greater assets, greater financial and personnel resources and larger investments in technology and infrastructure than the Company.

     In 1995, total North American sales in the electronic components distribution industry (including semiconductors and computer related peripherals) were approximately $20 billion, of which the top 25 distributors had sales of approximately $17 billion. Richey Electronics and Deanco were ranked as the 22nd and 23rd, respectively, largest electronic components distributors in the United States by ELECTRONIC NEWS in its December 4, 1995 edition. Pro forma for the Deanco Acquisition, the Company would have ranked as the 16th largest electronic components distributor. Within the interconnect, electromechanical and passive electronic components markets in which the Company competes, it is ranked considerably higher.

EMPLOYEES

     Including employees acquired from Deanco, the Company had approximately 1,080 employees as of December 31, 1995. Approximately 110 of the Company's employees are corporate personnel involved in product management, finance, quality control or senior management. Another 90 employees work in the Company's Los Angeles, Boston and branch warehouses; 330 individuals are employed in branch sales and marketing efforts and 550 persons are employed on a full-time or on-call basis in value-added assembly services. As the Company consolidates its operations with those of Deanco, the Company expects to be able to reduce the total number of employees required to continue business at current levels. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

BACKLOG

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog grew throughout 1995 and at year end was $53.0 million, up 166.0% from $19.9 million at December 31, 1994. Deanco contributed $21.5 million to backlog at December 31, 1995. Excluding Deanco's contribution, the Company's backlog grew 58% to $31.5 million in 1995. The Company believes that the increase in order backlog is attributable to the general world-wide economic advance in the telecommunications and computer industries, as well as to various sales, marketing and operational programs implemented by management. Order backlog is not necessarily indicative of future sales for any particular period. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellation at the option of the buyer without significant penalty.

WORKING CAPITAL

     The Company must have sufficient inventories on hand to satisfy the needs of its customers. For the quarter ended December 31, 1995, the Company's inventory turnover (excluding the balance sheet effect of the Deanco Acquisition) was 5.0x, compared to 4.9x for 1994 and 4.4x for 1993. The Company believes it has sufficient working capital and borrowing capacity available to maintain adequate levels of inventory for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ENVIRONMENTAL PROTECTION

     The nature of the Company's operations do not present any significant risks to the environment. Therefore, no material capital expenditures were or are expected to be required for environmental protection.

ITEM 2.   PROPERTIES

     The Company leases all facilities used in its business. The following table summarizes the principal properties occupied by the Company:


                                                              EXPIRATION DATE
          LOCATION                        SQUARE FOOTAGE          OF LEASE
          --------                        --------------      ---------------
ADMINISTRATIVE AND SALES OFFICE:
   Garden Grove, California..............     27,500                2001
WAREHOUSING, ASSEMBLY AND SALES:
   Boston, Massachusetts.................     60,000                2004
   Dallas, Texas.........................     15,300                2001
   Los Angeles, California...............     55,000                2000
   Portland, Oregon......................     30,000                2001
   San Jose, California..................     13,400                1999
   Santa Clara, California...............     42,200                2002


     The Company also leases sales offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York and Washington which range in size from 600 to 6,000 square feet.

     In consolidating Richey Electronics' and Deanco's businesses, management is implementing its plan to close redundant facilities, including Deanco's Ithaca, New York offices and Richey Electronics' Boston, Massachusetts facility (which facilities are not reflected in the above table). The Company is evaluating its options with respect to the Company's San Jose and Deanco's Santa Clara, California facilities. The Company may close its San Jose facility and retain Deanco's Santa Clara facility or close both facilities and consolidate such operations into a new facility. Upon completion of the Company's consolidation plan, Richey Electronics will have 21 facilities in 20 markets in 17 states, located predominantly in the major western and northeastern markets.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     On April 14, 1994, the Company's Common Stock began trading on the Nasdaq Stock Market under the symbol "RCHY." From January 25, 1994 until April 13, 1994, the Company's Common Stock traded on the Nasdaq Small-Cap Market. Prior to January 25, 1994, the Company's Common Stock was traded in the over-the-counter market on what is commonly referred to as the "bulletin board."

     The following table sets forth, for the periods indicated, certain high and low bid information of the Common Stock as reported by IDD/Tradeline until January 24, 1994 and certain high and low sale prices of the Common Stock as reported by Nasdaq beginning January 25, 1994. High and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.



                                                  STOCK PRICE
                                              -------------------
                                               HIGH         LOW
                                              ------       ------
CALENDAR YEAR 1994:
   First quarter............................. $10          $5
   Second quarter............................   9 1/2       5 1/2
   Third quarter.............................   7 1/2       6
   Fourth quarter............................   7 1/2       6

CALENDAR YEAR 1995:
   First quarter.............................  $7 3/4      $6
   Second quarter............................   7 1/2       5 1/2
   Third quarter.............................   9           6
   Fourth quarter............................  13 3/4       7 1/2

CALENDAR YEAR 1996:
   First quarter (through March 22, 1996).... $13 1/4      $9 1/2



          On March 22, 1996, there were approximately 1468 holders of record of the Company's Common Stock.

DIVIDEND POLICY

          The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings for working capital to support growth, to reduce outstanding indebtedness and for general corporate purposes. In addition, the Company's Senior Credit Facility (as hereinafter defined) contains provisions that prohibit the Company from paying cash dividends on its Common Stock. Accordingly, the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements.

                             SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with and is qualified by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements, Notes to Financial Statements and other financial information included or incorporated by reference herein. All of the financial information is derived from financial statements that have been audited by McGladrey & Pullen, LLP, independent auditors.


                                                                              YEARS ENDED (1)
                                                      -------------------------------------------------------------------
                                                      JANUARY 3,   JANUARY 1,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                         1992         1993          1993           1994          1995
                                                      ----------   ----------   ------------   -----------   ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OPERATIONS STATEMENT DATA:
   Net sales.......................................    $32,994      $31,387       $64,995        $90,266       $117,057
   Cost of goods sold..............................     24,123       23,105        48,741         68,176         89,080
                                                       -------      -------       -------        -------       --------
   Gross profit....................................      8,871        8,282        16,254         22,090         27,977
   Selling, warehouse general and administrative
     and amortization..............................      7,233        7,144        13,889         17,318         20,874
   Acquisition-related restructuring costs (2).....       --           --            --             --            1,450
                                                       -------      -------       -------        -------       --------
   Operating income................................      1,638        1,138         2,365          4,772          5,653
   Interest expense, net...........................        476          388         1,198          1,606            867
   Income tax expense (3)..........................        473          308           460          1,273          1,918
                                                       -------      -------       -------        -------       --------
   Net income......................................    $   689      $   442       $   707        $ 1,893       $  2,868
                                                       =======      =======       =======        =======       ========
   Earnings per common share (4)...................    $  0.25      $  0.16       $  0.14        $  0.32       $   0.36
                                                       =======      =======       =======        =======       ========
   Weighted average number of common shares
    outstanding (4)................................      2,774        2,774         5,085          5,889          8,036
OTHER FINANCIAL DATA:
   EBITDA (5)......................................    $ 1,788      $ 1,283       $ 3,362        $ 5,537       $  6,565(6)
   EBITDA margin (5)...............................        5.4%         4.1%          5.2%           6.1%           5.6%(6)
   Depreciation and amortization...................        132          145           997            765            912
   Inventory turnover ratio (7)....................        4.3x         3.7x          4.4x           4.9x           5.0x
   Days sales outstanding in accounts
    receivable (7).................................         34           41            43             42             42


                                                      JANUARY 3,   JANUARY 1,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                         1992         1993          1993           1994        1995(8)
                                                      ----------   ----------   ------------   -----------   ------------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
   Working capital.................................     $2,500       $3,014       $ 6,888        $ 5,317       $ 34,076
   Total assets....................................      9,370        9,669        30,918         35,013        118,941
   Short-term debt.................................      3,510        3,181         6,995         10,443            835
   Long-term debt..................................       --           --           8,151          3,594         61,652
   Stockholders' equity............................      2,891        3,333         6,898          8,785         27,392


- ---------------
 (1) Unless otherwise noted, excludes results of operations of Brajdas prior to the Richey-Brajdas Merger in April 1993, of In-Stock prior to the In-Stock Acquisition in April 1994, of IEI prior to the IEI Acquisition in August 1995 and of Deanco prior to the Deanco Acquisition in December 1995. See Note 2 of Notes to Financial Statements for a discussion of the Richey-Brajdas Merger, the In-Stock Acquisition, the IEI Acquisition, the Deanco Acquisition and pro forma information.

 (2) Consists of restructuring costs associated with the consolidation of the operations of Deanco into the Company, including the Company's closure of certain of its facilities and other costs associated with the consolidation.

 (3) The Company had approximately $19.6 million in federal and $1.3 million in state tax net operating loss carry forwards ("NOLs"), primarily California, as of December 31, 1995, which have resulted in reduced cash tax payments. For the period ended December 31, 1995, cash tax payments were reduced approximately $1.7 million for the utilization of federal and state NOLs.

 (4) The Richey-Brajdas Merger was accounted for as a reverse purchase acquisition with RicheyImpact being the accounting acquirer. Per share data for all periods from January 1, 1991 through April 6, 1993, the date of the Richey-Brajdas Merger, are based upon the weighted average number of shares of Brajdas indirectly acquired by the former stockholders of RicheyImpact.

 (5) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors. EBITDA margin represents EBITDA as a percentage of net sales. Because of the significant amortization of intangible assets and non-cash income tax expense incurred as a result of the Company's NOLs, the Company believes that EBITDA may be a meaningful measure of its financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deferred Tax Assets."

 (6) Excluding the restructuring reserve of approximately $1.4 million, which is an operating expense, EBITDA would have been approximately $8.0 million and EBITDA margin would have been 6.8% for the year ended December 31, 1995.

 (7) Inventory turnover ratio and days sales outstanding in accounts receivable calculations are based upon Richey Electronics' annualized sales and cost of sales for the latest quarter, excluding the balance sheet effect of the Deanco Acquisition.

 (8) Includes Deanco as the Deanco Acquisition was completed on December 20,
     1995.

                       PRO FORMA STATEMENT OF OPERATIONS

     The following unaudited Pro Forma Statement of Operations is derived from the audited statement of income of Richey Electronics for the year ended December 31, 1995, which are included herewith, and the audited consolidated statement of income of EDAC for the period ended December 19, 1995, which were included in Richey Electronics Form 8-K/A dated as of January 31, 1996, and assumes that the Deanco Acquisition and the sale of the Notes were consummated as of January 1, 1995. These pro forma results do not give effect to the IEI Acquisition because it would not have materially changed historical results. The unaudited Pro Forma Statement of Operations should be read in conjunction with the Financial Statements of the Company and the Financial Statements of EDAC. The Company will provide, upon written or oral request, a copy of the Form 8-K/A containing the Financial Statements of EDAC. Requests should be directed to Richard N. Berger, Vice President and Secretary, Richey Electronics, Inc., 7441 Lincoln Way, Garden Grove, California, 92641, telephone number (714) 898-8288.

     The Pro Forma Statement of Operations does not purport to represent what the Company's results or financial condition would actually have been if the Deanco Acquisition and the issuance and sale of the Notes had occurred on the date indicated or to project the Company's results or financial condition for or at any future period or date. The pro forma adjustments, as described in the accompanying data, are based on available information and certain assumptions that management believes are reasonable.

     The unaudited pro forma information with respect to the Deanco Acquisition is based on the historical financial statements of the business acquired. The Deanco Acquisition has been accounted for under the purchase method of accounting.

                                                      YEAR ENDED DECEMBER 31, 1995
                                                               (UNAUDITED)


                                       RICHEY       EDAC AND    ADJUSTMENTS    PRO FORMA    ADJUSTMENTS    PRO FORMA FOR
                                     ELECTRONICS     DEANCO         FOR           FOR        FOR NOTE     ACQUISITION AND
                                     HISTORICAL    HISTORICAL   ACQUISITION   ACQUISITION    OFFERING      NOTE OFFERING
                                     -----------   ----------   -----------   -----------   -----------   ---------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
OPERATIONS STATEMENT DATA:
   Net sales.......................   $117,057     $ 99,926         --         $216,983        --            $216,983
   Cost of goods sold..............     89,080       74,804         --          163,884        --             163,884
                                     -----------   ----------                 -----------                 ---------------
Gross profit.......................     27,977       25,122         --           53,099        --              53,099
  Selling, warehouse, general and
   administrative and
   amortization....................     20,874       21,558          762 (1)     38,694        --              38,694
                                                                  (4,500)(2)
  Acquisition-related restructuring
   costs...........................      1,450        --          (1,450)(3)      --           --             --
                                     -----------   ----------                 -----------                 ---------------
  Operating income.................      5,653        3,564        5,188         14,405        --              14,405
  Interest expense, net............        867        2,829        2,400 (4)      6,096        (416)(7)         5,680
  Other expense....................     --              598         (476)(5)        125         175 (8)           300
                                                                       3 (1)
  Income tax expense...............      1,918          264        1,625 (6)      3,807          96 (6)         3,903
                                     -----------   ----------                 -----------                 ---------------
  Net income (loss)................   $  2,868     $   (127)       1,636       $  4,377         145          $  4,522
                                     -----------   ----------                 -----------                 ---------------
                                     -----------   ----------                 -----------                 ---------------
  Earnings per common share:
    primary........................   $   0.36        --            --          $  0.54          --          $   0.56
                                     -----------                              -----------                 ---------------
                                     -----------                              -----------                 ---------------
    fully diluted..................                                                                          $   0.56
                                                                                                          ---------------
                                                                                                          ---------------
  Weighted average number of common
   shares outstanding:
    primary........................      8,036        --            --            8,036        --               8,036
    fully diluted..................                                                                            11,576
OTHER FINANCIAL DATA:
  EBITDA...........................   $  6,565     $  4,305        5,950       $ 16,820        --            $ 16,820
  EBITDA margin....................        5.6%         4.3%        --              7.8%       --                 7.8%
  Depreciation and amortization....        912        1,339          289          2,540         175             2,715

   The accompanying notes are an integral part of the pro forma statement of operations (unaudited).

                                        NOTES TO PRO FORMA STATEMENT OF OPERATIONS
                                                        (UNAUDITED)
                                                      (IN THOUSANDS)


(1)        Amortization of goodwill and deferred debt costs have been adjusted to reflect the following:
           Elimination of goodwill amortization in Deanco's income statement..................................  $    (359)
           Goodwill amortization for a full year in the Company's income statement as the result of the Deanco
           Acquisition........................................................................................      1,121
                                                                                                                ---------
                                                                                                                      762
                                                                                                                ---------
                                                                                                                ---------
           Elimination of amortization of deferred debt costs for Deanco......................................  $    (122)
           Amortization of deferred debt costs associated with Senior Credit Facility.........................        125
                                                                                                                ---------
                                                                                                                $       3
                                                                                                                ---------
                                                                                                                ---------
(2)*       The Company anticipates the following annual cost savings directly attributable to the Deanco
           Acquisition:
           Closure of seven redundant operating facilities and related lease costs............................  $     625
           Salary and related benefit costs associated with the termination of approximately 60 people, principally corporate and management personnel, as the result of the closure of redundant
           facilities, consolidation of warehouse facilities and elimination of Deanco corporate staff........      2,555
           Fringe benefit savings, as Richey Electronics benefit plans were adopted for the combined
           operations.........................................................................................        350
           Expected salary cost and benefit savings associated with consolidation of redundant branches.......        550
           Expected savings resulting from the elimination of duplicate corporate expenses....................        200
           Elimination of management fee contract for services to Deanco that terminated at the date of the
           Deanco Acquisition.................................................................................        220
                                                                                                                ---------
                                                                                                                $   4,500
                                                                                                                ---------
                                                                                                                ---------

In addition to the cost savings initiatives described above directly attributable to the Deanco Acquisition, all of which are reflected in pro forma adjustments, the Company estimates it can eliminate an additional
$1,000 of annual duplicate costs through further reductions in branch operating expenses, freight and advertising costs. The $1,000 of additional cost savings are not reflected in the Pro Forma Statement of
Operations.

(3)        Material non-recurring charges for restructuring costs of $1,450 charged to the Company's fourth quarter 1995 income statement have been eliminated.

(4)        Interest expense has been increased to reflect the following assumptions:

           Additional debt to fund payment of stock payment notes of $34,106 was outstanding for the full year
           at the incremental borrowing rate of 8.2% on the Revolving Line of Credit..........................  $   2,800
           Notes payable to former EDAC management and stockholders had been financed at the Company's
           incremental borrowing rate of 8.2% for the year as compared to the contractual rate of 9.0%........        (50)
           Average bank debt outstanding for Deanco has been assumed to incur interest at the Company's incremental borrowing rate of 8.2% for the period from January 1, 1995 to December 19, 1995,
           instead of the approximate average rate of 10.75%..................................................       (350)
                                                                                                                ---------
                                                                                                                $   2,400
                                                                                                                ---------
                                                                                                                ---------
           The annual effect on income of the interest rate varying by 1/8% from the amount used in this calculation would be approximately $75 before taxes.

(5)        Material non-recurring charge for write-off of Deanco deferred debt costs of $476 as a result of the refinancing of the combined operations have been eliminated.

(6)        The pro forma adjustments to income taxes are based on a 40% tax rate applied to taxable income.
           Taxable income is income before provision for income taxes plus non-deductible goodwill.

(7)        Interest expense has been adjusted to reflect the Note Offering and the application of net proceeds therefrom, prior to the exercise of the overallotment option.

(8)        Deferred debt cost amortization has been increased to reflect amortization of costs over the ten year life of the Notes offered hereby.

*  The pro  forma information  presented in note  2, when  prepared, assumed the closure of Deanco's Santa Clara facility.
The Company is evaluating its  options with  respect to  the Company's  San Jose  and Deanco's  Santa Clara, California
facilities. The Company  may close  its San  Jose facility  and retain  Deanco's Santa  Clara facility or  close both facilities  and consolidate such operations into a new facility. See "Properties." In the event that the Company  determines not  to  close Deanco's  Santa  Clara facility,  the  adjustment to  annual cost savings reflected in the pro forma financials would not be material.


                                                               14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Richey Electronics is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized OEMs. The Company intends to capitalize on a trend toward outsourcing by increasing sales of value-added assembly services. These sales increased from $10.9 million, or 17% of net sales, in 1993 to $21.2 million, or 23.5% of net sales, in 1994 and to $33.0 million, or 29% of net sales, in 1995. Pro forma for the acquisition of Deanco, 1995 sales of value-added assembly services were $51.5 million.

     The Company has been built through a series of transactions beginning with the acquisition of the operations of Old Richey in December 1990 for $5.9 million, including expenses, consisting of $3.7 million in cash funded by its revolving line of credit, senior preferred stock valued at $1.0 million and $1.2 million in cash contributed by the former RicheyImpact stockholders. The Company completed the Richey-Brajdas Merger in April 1993 through the issuance of 3,114,286 shares of Common Stock to the former Brajdas shareholders valued at $4.1 million. The Company completed the In-Stock Acquisition in April 1994 for $1.9 million in cash funded by its revolving line of credit. The Company completed the IEI Acquisition in August 1995 for $1.2 million in cash funded by its revolving line of credit. The Company has devoted significant efforts to improving the performance of those operations. The Company completed the Deanco Acquisition in December 1995 for consideration comprised of an aggregate stock purchase price of approximately $34.1 million in cash, the redemption of EDAC stockholder notes of approximately $6.6 million and the assumption of Deanco debt of approximately $19.3 million. The Deanco Acquisition was accounted for as a purchase. The Company funded the purchase consideration by drawing upon its $75 million Senior Credit Facility. The Company completed the acquisition of certain assets and the business of MS Electronics, in March, 1996 for the purchase price of approximately $2.5 million in cash and the assumption of MS Electronics' debt of approximately $500,000. The Company's financial statements exclude the financial results of Brajdas prior to the Richey-Brajdas Merger, of In-Stock prior to the In-Stock Acquisition, of IEI prior to the IEI Acquisition and of Deanco prior to the Deanco Acquisition. The Company will seek to complete additional strategic acquisitions in connection with the ongoing consolidation occurring in the electronics distribution industry.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the statements of operations as a percentage of net sales for the periods shown.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1993     1994     1995
                                                      ------   ------   ------
OPERATIONS STATEMENT DATA:
  Net sales.......................................    100.0%   100.0%   100.0%
  Cost of goods sold..............................     75.0     75.5     76.1
                                                      -----    -----    -----
  Gross profit....................................     25.0     24.5     23.9
  Selling, warehouse, general and
    administrative and amortization...............     21.4     19.2     17.9
  Acquisition-related restructuring costs.........      --       --       1.2
                                                      -----    -----    -----
  Operating income................................      3.6      5.3      4.9
  Interest expense, net...........................      1.8      1.8      0.7
                                                      -----    -----    -----

  Income before income taxes......................      1.8      3.5      4.1
  Income tax expense..............................      0.7      1.4      1.6
                                                      -----    -----    -----
  Net income......................................      1.1%     2.1%     2.5%
                                                      =====    =====    =====



YEAR ENDED DECEMBER 31, 1995 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Net sales were $117.1 million in 1995, an increase of $26.8 million, or 29.7%, from $90.3 million in 1994. Excluding sales of approximately $3.5 million from acquired Deanco operations after December 19, 1995, net sales increased 25.8% in 1995. Excluding Deanco, net sales of electronic components increased 16.6% to $80.6 million in 1995 from $69.1 million in 1994, while net sales of value-added assembly services increased 55.7% to $33.0 million in 1995 from $21.2 million in 1994. Component sales increased in 1995 due to
(i) the general strength of the market for electronic products, such as computers, telecommunications and aerospace equipment, and (ii) the addition of new franchised lines to the Company's product offering together with geographic expansion of existing franchises. Rapid growth in net sales of value-added assembly services resulted from the continuing trend of OEMs to outsource the assembly of their products as well as management's decision to accept larger contract assembly orders from larger customers than it had in the past. On a pro forma basis, assuming the In-Stock Acquisition and Deanco Acquisition had occurred as of January 1, 1994, net sales would have been $193.5 million and $217.0 million for 1994 and 1995, respectively. See Note 2 of Notes to Financial Statements.

     Gross profit was $28.0 million in 1995, an increase of $5.9 million, or 26.7%, from $22.1 million in 1994. Excluding gross profit of approximately $800,000 from acquired Deanco operations after December 19, 1995, gross profit increased 23.5% in 1995. Overall, the Company's gross margin declined to 23.9% in 1995 from 24.5% in 1994. The Company's component distribution gross margins remained approximately the same in 1995 as compared to 1994. Value-added assembly gross margins declined in 1995 compared to 1994 due to
(i) an increase in the number of larger orders from larger customers which typically provide lower gross margins than the Company previously experienced, (ii) the acquisition of IEI which had historically lower gross margins than the Company and (iii) inefficiencies related to the closing of IEI's facility and the move and integration of IEI into one of the Company's existing facilities. Management believes that these inefficiencies have now been corrected and it has begun to implement procedures designed to limit the acceptance of large, low margin orders and increase the gross profit margins on the larger orders it will accept in the future.

     Operating expenses were $22.3 million in 1995, an increase of $5.0 million, or 28.9%, from $17.3 million in 1994. These expenses as a percentage of sales declined to 19.1% in 1995 from 19.2% in 1994. In the fourth quarter of 1995, the Company recognized a charge to operating expenses related to the Deanco Acquisition of $1.5 million, or 1.2% of net sales, to cover the costs of closing certain of the Company's facilities and consolidating the operations of Deanco into the Company. This restructuring charge accounted for approximately 30% of the increase in operating expenses in 1995. After giving effect to the restructuring charge, operating profit rose $900,000, or 18.8%, to $5.7 million in 1995 from $4.8 million in 1994. Excluding the restructuring charge, operating expenses rose $3.6 million, or 20.5%, to $20.9 million in 1995. Operating expenses, excluding the restructuring charge, declined to 17.9% of sales in 1995 compared to 19.2% in 1994 as a direct result of the Company's strategy to increase its operating leverage by spreading its fixed costs over a larger sales base, while operating profit rose 48.8% to $7.1 million, or 6.1% of sales, as the decline in gross margin was more than offset by increased operating leverage. The Company expects to pay out the restructuring costs accrued in 1995 over the next year, except for amounts related to longer term leases. See Note 2 of Notes to Financial Statements.

     Net interest expense declined 44% to $900,000 in 1995 from $1.6 million in 1994. The decrease in interest expense was a result of the Company using the $15.7 million proceeds from the sale of 3,165,000 shares of Common Stock, in April and May of 1995, to retire its subordinated debt and pay down substantially all of its revolving line of credit. See "Liquidity and Capital Resources."

     The Company's provision for federal and state income tax expense increased to $1.9 million in 1995 from $1.3 million in 1994, proportional to the increase in pre-tax earnings as the effective tax rate remained the same. The Company had approximately $19.6 million in federal and $1.3 million in state tax NOLs, primarily California, as of December 31, 1995, which substantially reduced cash tax payments. For the period ended December 31, 1995, cash tax payments were reduced approximately $1.7 million for the utilization of federal and state NOLs. See "Deferred Tax Assets" and Note 8 of Notes to Financial Statements.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1993

     Net sales were $90.3 million in 1994, an increase of $25.3 million, or 38.9%, from $65.0 million in 1993. Net sales of electronic components increased to $69.1 million in 1994 from $54.1 million in 1993, an increase of 27.7%. Net sales of value-added assembly services increased to $21.2 million from $10.9 million in 1993, an increase of 94.5%. Although the Company fully integrated In-Stock with its existing operations in 1994 and has not maintained separate sales records since the In-Stock Acquisition, the Company estimates that at least $7.0 million of the increase in net sales are attributable to the In-Stock Acquisition. This estimate is based solely on In-Stock's historical sales rates and backlog at the time of the In-Stock Acquisition and, among other things, does not take into account post-acquisition results of In-Stock's operations or variations due to overlapping product lines or customers. The balance of the increase in net sales is attributable to internal growth and the benefit of twelve months of Brajdas' integrated operations in 1994 as compared to only nine months in 1993. In 1994, the Company experienced net sales growth in most of the ten metropolitan distribution markets it served. On a pro forma basis, assuming the Richey-Brajdas Merger and the In-Stock Acquisition occurred as of January 1, 1993, sales would have been $84.6 million and $93.0 million for 1993 and 1994, respectively.

     Gross profit was $22.1 million in 1994, an increase of $5.8 million, or 35.6%, from $16.3 million in 1993. Net sales in 1993 include $540,000 of special inventory acquired at no cost subsequent to the Company's acquisition of Old Richey. Net sales of special inventory in 1994 were not significant. Component distribution gross margins remained essentially flat in 1994 compared to 1993. Value-added assembly margins declined in 1994 compared to 1993 because of lower gross margins from value-added assembly sales at In-Stock, which the Company acquired in April 1994. The Company took a number of actions to improve operating efficiencies at its In-Stock operations and believes that by the end of 1994 gross margins from value-added assembly sales at those operations were roughly comparable to gross margins from its other value-added assembly sales. Excluding sales of special inventory, overall gross margins increased slightly from 24.4% in 1993 to 24.5% in 1994, due to a changing sales mix increasingly oriented toward value-added assembly services.

     Operating expenses were $17.3 million in 1994, an increase of $3.4 million, or 24.5%, from $13.9 million in 1993. These expenses as a percentage of sales declined to 19.2% from 21.4% in 1993. Increased sales from internal growth as well as from the Richey-Brajdas Merger and the In-Stock Acquisition, coupled with cost-saving initiatives, have allowed the Company to substantially improve its operating leverage. The reduction in operating expenses as a percentage of net sales resulted in part from the elimination of duplicate personnel, sales, warehouse and corporate facilities, computer systems and communication networks.

     Interest expense increased to $1.6 million in 1994 from $1.2 million in 1993. Interest expense rose as a result of increases in prime lending rates and average borrowings brought about by the financing of the In-Stock Acquisition.

     The Company's provision for federal and state income tax expense increased to $1.3 million from $460,000 in 1993. The effective tax rate for 1994 increased slightly to 40% from 39% for 1993. For the period ended December 31, 1994 cash tax payments were reduced approximately $1.2 million for the utilization of federal and state NOLs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources were significantly affected in 1995 and the first quarter of 1996 by (i) the use of the $15.7 million net proceeds from the sale of 3,165,000 shares of Common Stock, in April and May of 1995, to retire its subordinated debt and pay down substantially all of its then outstanding revolving line of credit, (ii) the December 20, 1995 Deanco Acquisition for consideration of $60.0 million, including the assumption of Deanco's outstanding indebtedness and (iii) the use of the $53.8 million net proceeds from the Note Offering to pay down indebtedness under its $75 million revolving credit and term loan facility (the "Senior Credit Facility") with First Interstate Bank of California ("FICAL"), as agent, and certain other lenders. The Company funded the Deanco Acquisition by drawing upon its Senior Credit Facility, which was obtained for that purpose.

     On December 20, 1995, the Company replaced its existing credit facility with Sanwa Business Credit Corporation and Deanco's existing credit facility with Mellon Bank, N.A. with the Senior Credit Facility consisting of a $45 million revolving line of credit (the "Revolving Line of Credit") and a $30 million term loan (the "Term Loan"), with FICAL, as agent, and certain other lenders. The Revolving Line of Credit terminates December 31, 1999. In the first quarter of 1996, the Company used the net proceeds of the Note Offering to repay the Term Loan and to pay down the Revolving Line of Credit. The Senior Credit Facility is secured by substantially all of the Company's and Deanco's assets and by a pledge of the Deanco stock held by the Company. Loans under the Senior Credit Facility bear interest, at the Company's option, at one of the following two rates: (i) the sum of (a) the Applicable Margin (as defined in the FICAL loan agreement, currently 1%) plus (b) the higher of FICAL's prime rate or the federal funds rate plus 1/2 of 1% or (ii) in the case of Eurodollar Rate loans, the sum of (a) the Eurodollar Rate (as defined in the FICAL loan agreement) plus (b) the Applicable Margin (as defined in the FICAL loan agreement, currently 2.25%). See Note 4 of Notes to Financial Statements.

     The loan agreement evidencing the Senior Credit Facility limits the Company's ability to create or incur liens on assets, to make distributions or investments, to enter into any mergers or make additional acquisitions or dispositions of assets and to enter into transactions with affiliates. In addition, the Company must comply with various financial and other covenants established by its lender. The loan agreement also provides the banks with the right to terminate the commitments on 30 days' notice if there is a change in control of the Company (generally, the acquisition of more than 50% of the Company's capital stock).

     As of December 31, 1995, the Company had outstanding borrowings under the Senior Credit Facility of $18.4 million, with additional borrowing capacity of $48.2 million available, including the $30 million unadvanced portion of the Term Loan. On January 2, 1996, the Company paid approximately $40.8 million in notes and accrued interest payable to the EDAC stockholders by borrowing under the Senior Credit Facility. As of January 26, 1996, the Company had $1 million in cash and $6 million of additional borrowing capacity available.

     On February 26, 1996, net proceeds from the Note Offering were used to repay the Term Loan and pay down the Revolving Line of Credit. On March 22, 1996, net proceeds from the over-allotments under the Note Offering were used to further pay down the Revolving Line of Credit. As of March 22, 1996, after giving effect to the Note Offering and the application of the $53.8 million net proceeds therefrom, approximately $30 million was available for borrowing under the Revolving Line of Credit. The $30.0 million Term Loan, having been repaid, is no longer available to the Company. The Company believes that the combination of cash, available borrowing capacity under the Senior Credit Facility and cash generated by operations will be adequate to meet its anticipated funding commitments for the remainder of 1996, including the pay down of accrued restructuring costs associated with the Deanco Acquisition.

     Working capital increased to $34.1 million as of December 31, 1995 from $5.3 million as of December 31, 1994. During 1995, the Company's working capital was affected by the sale of Common Stock and the Deanco Acquisition, as well as operations. Working capital began the year at $5.3 million, as the outstanding balance on the Company's then existing revolving line of credit was classified as a current liability. Proceeds from the sale of Common Stock in April and May of 1995 were used to pay down substantially all of the balance on that revolving line of credit, increasing working capital to approximately $20 million by mid-May, where it remained until the Deanco Acquisition. With the classification of the balance outstanding at December 31, 1995 under the Revolving Line of Credit used to finance the Deanco Acquisition as long term debt, working capital increased to $34.1 million. The Company intends to maintain borrowings of at least the amount outstanding at December 31, 1995 plus the portion of the Revolving Line of Credit drawn on January 2, 1996 for an uninterrupted period extending beyond one year; therefore, the December 31, 1995 balance of $18.4 million under the revolving line of credit is classified as long-term debt. See Note 4 of Notes to Financial Statements.

     Excluding the effects of the Deanco Acquisition, the Company's net cash from operating activities was $200,000 in 1995, compared to $4.0 million in 1994 and $500,000 in 1993. In 1995, net income provided $2.9 million, while non-cash transactions provided $2.0 million ($900,000 from depreciation and amortization and $1.1 million from deferred taxes) and $1.4 million from the restructuring reserve. The $4.9 million in cash generated and the $1.4 million restructuring reserve financed a $2.5 million increase in trade receivables, a $2.7 million increase in inventories, and a $300,000 increase in other current assets, all associated with the Company's rapid sales growth in 1995. Furthermore, accounts payable and accrued expenses declined $600,000, bringing net cash provided by 1995 operations to $200,000. In 1994, net income provided $1.9 million and non-cash transactions provided $1.9 million, which was used to fund $1.1 million in increased receivables and $1.5 million in increased inventories. An increase of $2.8 million in accounts payable and accrued liabilities brought net cash provided by 1994 operations to $4.0 million. Net cash generated from operations in 1994 increased compared to 1993, primarily due to increased net income, increased use of the Company's NOLs and the increase in accounts payable and accrued liabilities, offset somewhat by the increase in trade receivables.

     Net cash used in investing activities increased to $3.3 million in 1995 from $2.9 million in 1994 and $3.2 million in 1993. In 1995, the Company invested $1.3 million in improvements and equipment, primarily leasehold improvements at its principal assembly facility in Los Angeles and its corporate headquarters in Garden Grove. An additional $1.2 million was used for the IEI Acquisition. During 1994, the Company spent $400,000 on improvements and equipment to enhance its value-added assembly capabilities, $1.8 million for the In-Stock Acquisition, and $500,000 in Richey-Brajdas Merger costs. During 1993, the Company spent $3.2 million on costs associated with the Richey-Brajdas Merger. In 1995, the Company financed its capital expenditure and acquisition activities with net cash from operating activities and borrowings under its revolving line of credit arrangements. In 1994 and 1993, the Company financed its investing activities with net cash from operating activities and borrowings under its revolving line of credit. The Company anticipates incurring capital expenditures of approximately $1.0 million in 1996, all of which will be financed with net cash from operating activities and borrowings under its Revolving Line of Credit. The Company's actual capital expenditures may vary significantly from its current expectations, based on a number of factors, including but not limited to additional acquisitions, if any.

     For the quarter ended December 31, 1995, inventory turnover was 5.0x compared to 4.9x in 1994 and 4.4x in 1993. In 1995, management maintained enhanced inventory control programs initiated in earlier years. Prior to the Deanco Acquisition, approximately 80% of the Company's inventory was located at its centralized distribution facility in Los Angeles and 15% was located in Boston. Pursuant to the Company's plan to integrate Deanco, the Company expects to locate approximately 60% of its inventory in Los Angeles and approximately 30% in Boston.

     The number of days sales outstanding decreased by 0.5 days to 41.8 days in the fourth quarter of 1995 from 42.3 days in the final quarter of 1994. Management believes that the Company's performance in managing its receivables is among the best in its industry. The Company did not experience any significant trade collection difficulties in 1995.

DEFERRED TAX ASSETS

     As of December 31, 1995, the Company had approximately $19.6 million in federal and $1.3 million in state tax NOLs, primarily California, most of which expire between 1998 and 2009. The NOLs resulted from Brajdas' losses prior to the Richey-Brajdas Merger.

     Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") and related regulations impose certain limitations on a corporation's ability to use NOLs. In the event certain changes in a company's stock ownership over a three-year period exceed a specified threshold (a "Change of Ownership"), the use of NOLs is restricted. California law conforms to the provisions of Section 382. The public offering of 3,165,000 shares of the Company's Common Stock in April and May of 1995 resulted in a Change in Ownership. The Company estimates that its use of the NOLs is limited to approximately $3.0 million per year until the NOLs are fully utilized or expire, whichever occurs first.

     As discussed in Note 8 of Notes to Financial Statements, at December 31, 1995, the Company recorded a deferred tax asset of $8.9 million, net of a $2.1 million valuation allowance. The estimated future tax benefits of the NOLs comprise the principal portion of the deferred tax asset. SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded when it is "more likely than not" that any portion of the deferred tax asset will not be realized. Due to the inherent uncertainty in forecasts of future events and operating results, the Company, consistent with prior practice, has continued to maintain a $2.1 million valuation allowance which reduces the December 31, 1995 net deferred tax asset to the tax benefit expected to be realized during approximately the next four years after giving effect to the annual limitation resulting from the Change in Ownership.

     The Company has been consistently profitable since December 28, 1990 and generated taxable income before NOLs of $6.4 million in 1995. Based on its historic and current level of profitability, the Company believes that it is "more likely than not" that the Company will be able to generate the $26.0 million of future taxable income needed to realize the recorded amount of the net deferred tax asset prior to expiration of the NOLs. The amount of deferred tax asset, however, could be reduced in the near term if estimates of future taxable income are reduced.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required by this Item 8 are listed in Item 14(a) and are submitted at the end of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain statements of operations data for the periods indicated. The quarterly financial information provided excludes the financial results of Brajdas, In-Stock, IEI and Deanco prior to the date of the respective acquisition. This information has been derived from unaudited financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.

                        FIRST QUARTER    SECOND QUARTER  THIRD QUARTER     FOURTH QUARTER
                        -------------    --------------  -------------     --------------
1995
  Net sales...........   $26,596,000      $28,305,000      $28,803,000      $33,353,000
  Gross profit........     6,513,000        6,660,000        6,931,000        7,873,000
  Net income..........       680,000          909,000        1,070,000          209,000
  Earnings per common
   share..............           .12              .11              .12              .02
  Shipping days.......            64               64               62               62

1994
  Net sales...........   $20,247,000      $23,105,000      $22,838,000      $24,076,000
  Gross profit........     4,855,000        5,562,000        5,793,000        5,880,000
  Net income..........       355,000          532,000          471,000          535,000




  Earnings per common
    share.............           .06              .09              .08              .09
  Shipping days.......            65               64               63               62

1993
  Net sales...........   $ 8,088,000      $19,721,000      $18,927,000      $18,259,000
  Gross profit........     2,154,000        4,782,000        4,686,000        4,632,000
  Net income..........        85,000           93,000          288,000          241,000
  Earnings per common
    share.............           .03              .02              .05              .04
  Shipping days.......            64               64               63               61
- -------------------

     The unaudited quarterly results of operations (excluding Deanco) indicate that net sales rose from $388,000 per shipping day in the fourth quarter of 1994 to $416,000, $442,000, $465,000 and $480,000 per shipping day in the four consecutive quarters of 1995, respectively. The calendar for 1996 contains 64, 64, 62 and 64 shipping days for the first through fourth quarters, respectively. Quarterly operating results may fluctuate significantly from quarter to quarter in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement (the "1996 Proxy Statement") to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 7, 1996, under the headings "Nominees for Election as Directors," "Other Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding compensation of the Company's directors and executive officers, set forth in the 1996 Proxy Statement under the heading "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by this item regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company set forth in the 1996 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1996 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1.  Financial Statements

               Independent Auditor's Report

               Balance Sheets at December 31, 1994 and 1995

               Statements of Income for the Years ended December 31, 1993, 1994 and 1995

               Statements of Stockholders' Equity for the Years ended December 31, 1993, 1994 and 1995

               Statements of Cash Flows for the Years ended December 31, 1993, 1994 and 1995

               Notes to Financial Statements


          2.  Financial Statement Schedules

          Not Applicable.

          3.  Exhibits

          2.1 Stock Purchase Agreement, dated November 15, 1995, among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company. *4* (2.1)

          2.2 First Amendment to Stock Purchase Agreement and Instrument of Joinder dated December 20, 1995 among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company. *4* (2.2)

          2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein. *4* (2.3)

          3.1   Restated Certificate of Incorporation of Richey
                Electronics, Inc. *5* (3.1)

          3.2   Bylaws of Richey Electronics, Inc. *5* (3.2)

          4.1 Indenture between Richey Electronics, Inc. and First Trust of California, National Association, dated as of February 15, 1996.

          10.1 Indemnification Agreement among Barclay and Company, Inc., Brajdas Corporation, Donald I. Zimmerman and certain former shareholders of RicheyImpact
                Electronics, Inc. identified therein dated as of April 5, 1993. *2* (E)

          10.2 Letter re Amendment to Indemnification Agreement by Barclay and Company, Inc. and Donald I. Zimmerman, and agreed to by BRJS Investment Holding Corp., Brajdas Corporation and the other persons and entities identified therein dated April 23, 1993. *1* (10.3)

          10.3  Registration Rights Agreement between Brajdas
                Corporation and BRJS Investment Holding Corp. dated April 2, 1993. *2* (10.4)

          10.4 Amended and Restated Loan and Security Agreement dated as of April 7, 1993 between Sanwa Business Credit
                Corporation and Brajdas Corporation. *1* (10.15)

          10.5 Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

          10.6  Addendum to Employment Agreement (William C.
                Cacciatore) dated as of February 21, 1995. *9*
                (10.37)

          10.7  Employment Agreement between C. Don Alverson and
                Brajdas Corporation dated as of April 1, 1993. *1*
                (10.17)

          10.8 Addendum to Employment Agreement (C. Don Alverson) dated as of February 21, 1995. *9* (10.38)

          10.9 Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993. *1* (10.20)

          10.10 Addendum to Employment Agreement (Richard N.
                Berger) dated as of February 21, 1995. *9* (10.39)

          10.11 Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

          10.12 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *9* (10.40)

          10.13 Brajdas Corporation Bonus Plan. *1* (10.21)

          10.14 Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc. *3* (10.2)

          10.15 Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, 1993. *3* (10.3)

          10.16 1993 Stock Appreciation Rights Plan. *6* (A)

          10.17 Modification Agreement among the Company,
                Palisades Associates, Inc. and Saunders Capital
                Group, Inc. dated as of January 2, 1995. *9* (10.26)

          10.18 Assumption and Amendment Agreement to Loan and
                Security Agreement dated as of December 31, 1993 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.31)

          10.19 Second Amendment to Amended and Restated Loan and
                Security Agreement dated as of March 29, 1994 by and between Sanwa Business Credit Corporation and
                Richey Electronics, Inc. *8* (10.32)

          10.20 First Amendment to Stockholders Agreement dated
                December 14, 1994 among the Company and the individuals and entities listed on Schedule I to the Stockholders Agreement. *9* (10.31)

          10.21 Lease between Principal Mutual Life Insurance
                Company and Richey Electronics, Inc. for lease of premises at 7441 Lincoln Way, Garden Grove,
                California. *9* (10.32)

          10.22 Lease between M&M Enterprises, a California
                General Partnership and Richey Electronics, Inc.
                for lease of premises at 10871 La Tuna Canyon
                Road, Sun Valley, California. *9* (10.33)

          10.23 Lease between Anchor Group, Inc. and Richey
                Electronics, Inc. for lease of premises at 11 Walkup Drive, Westborough, Massachusetts. *9* (10.34)

          10.24 Lease between Hownat Trust and Deanco, Inc. for lease of premises at 87 Concord Street, North Reading,
                Massachusetts, Boston Massachusetts.

          10.25 Lease between Murray Center Venture and Deanco ACA Manufacturing, Inc. for lease of premises at Building 1, Murray Business Center, 3601 SW Murray Blvd., Beaverton, Oregon 97201, Beaverton, Oregon

          10.26 1992 Stock Option Plan. *9* (10.35)

          10.27 Form of Incentive Stock Option Agreement. *9* (10.36)

          10.28 Modification Agreement by and between Richey
                Electronics, Inc. and Palisades Associates, Inc.
                dated as of February 21, 1995. *9* (10.41)

          10.29 Loan Agreement dated as of December 20, 1995 among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as Agent. *4* (10.1)

          10.30 First Amendment to the Loan Agreement dated as of February 26, 1996 among Richey Electronics, Inc, the banks named therein and First Interstate Bank of California, as Agent.

          10.31 Second Addendum to Employment Agreement (William C. Cacciatore) dated as of May 17, 1995.

          10.32 Second Addendum to Employment Agreement (C. Don Alverson) dated as of May 17, 1995.

          10.33 Second Addendum to Employment Agreement (Norbert W. St. John) dated as of May 17, 1995.

          10.34 Agreement to Terminate Stockholders' Agreement *10* (10.1)

          21.1  Subsidiaries of Richey Electronics, Inc.

          23.1  Consent of Ernst & Young, LLP

          23.2  Consent of McGladrey & Pullen, LLP
- ---------------
     *1* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for Brajdas Corporation for the fiscal year ended February 28, 1993, filed May 28, 1993.

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

     *4* Incorporated by reference to the designated exhibit of Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996.

     *5* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916 (the "Shelf Registration Statement").

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

     *7* Incorporated by reference to the designated exhibit of the Form 8-K for Brajdas Corporation dated July 7, 1993, filed July 13, 1993.

     *8* Incorporated by reference to the designated exhibit of Post-Effective Amendment No. 1 to the Shelf Registration Statement on
          April 18, 1994.

     *9* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed February 23, 1995, Registration Statement No. 33-89690.

     *10* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending March 31, 1995, filed May 15, 1995.

     *11* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending September 29, 1995, filed November 13, 1995.

     Exhibits [10.5-10.17], Exhibits [10.26 - 10.28] and Exhibits [10.31-10.33]
are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K

          Form 8-K dated November 20, 1995 reporting events under item 5 and an exhibit under item 7.

          Form 8-K dated December 20, 1995 reporting the acquisition of assets under Item 2 and exhibits under item 7.

          Form 8-KA dated January 31, 1996 reporting events under item 5 and Financial Statements under item 7.

          Form 8-K dated February 27, 1996 reporting events under item 5 and on exhibit under item 7.


          Deanco, Inc.

               Independent Auditor's Report

               Balance Sheets at June 30, 1993, June 30, 1994, and December 31, 1994

               Statements of Operations for the years ended June 30, 1992, June
                    30, 1993 and June 30, 1994, for each of the three month periods ended September 30, 1994 and December 31, 1994

               Statements of Stockholders' Equity for the years ended June 30,
                    1992, June 30, 1993 and June 30, 1994, and for the three months ended December 31, 1994

               Statements of Cash Flows for the years ended June 30, 1992, June
                    30, 1993 and June 30, 1994, and for each of the three month periods ended September 30, 1994 and December 31, 1994

               Notes to Financial Statements

          Electrical Distribution Acquisition Company and Subsidiary

               Independent Auditor's Report

               Balance Sheet at December 31, 1994

               Statement of Operations for the three months ended December 31, 1994

               Statement of Stockholders' Equity for the three months ended December 31, 1994

               Statement of Cash Flows for the three months ended December 31, 1994

               Notes to Financial Statements

          Electrical Distribution Acquisition Company and Subsidiary

               Independent Auditor's Report

               Consolidated Balance Sheet at December 19, 1995

               Consolidated Statement of Income for the period ended December 19, 1995

               Consolidated Statement of Stockholders' Equity for the period ended December 19, 1995

               Consolidated Statement of Cash Flows for the period ended December 19, 1995

               Notes to Financial Statements

          Pro Forma Financial Information

               Unaudited Pro Forma Condensed Income Statement

               Unaudited Pro Forma Condensed Balance Sheet

               Notes to Pro Forma Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden Grove, State of California, on March 26, 1996.

                              RICHEY ELECTRONICS, INC.


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

Signature                        Title                                 Date
- ---------                        -----                                 ----
/s/ WILLIAM C. CACCIATORE
- -------------------------         Chairman of the Board, President,     March 26, 1996
  William C.Cacciatore            Chief Executive Officer (Principal
                                  Executive Officer)

   /s/ C DON ALVERSON
- --------------------------        Director                              March 26, 1996
    C. Don Alverson


 /s/ RICHARD N. BERGER
- --------------------------        Vice President, Chief Financial       March 26, 1996
    Richard N. Berger             Officer and Secretary (Principal
                                  Financial and Accounting Officer)

  /s/ GREG A. ROSEBAUM
- ---------------------------       Director                              March 26, 1996
   Greg A. Rosenbaum


/s/ NORBERT W. ST. JOHN
- --------------------------        Director                              March 26, 1996
   Norbert W. St. John




                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Richey Electronics, Inc.
Garden Grove, California

     We have audited the accompanying balance sheets of Richey Electronics, Inc. as of December 31, 1994 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richey Electronics, Inc. as of December 31, 1994 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                              MCGLADREY & PULLEN, LLP

Pasadena, California
January 19, 1996

                            RICHEY ELECTRONICS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1995

                                                        1994           1995
                                                    -----------    ------------
ASSETS (Note 4)
CURRENT ASSETS.................................
  Cash.........................................     $     9,000    $    572,000
  Trade receivables............................      11,167,000      25,622,000
  Inventories..................................      14,913,000      31,450,000
  Deferred income taxes (Note 8)...............       1,427,000       3,948,000
  Other current assets.........................         435,000       1,481,000
                                                    -----------    ------------
      Total current assets.....................      27,951,000      63,073,000
                                                    -----------    ------------
IMPROVEMENTS AND EQUIPMENT, NET (Note 3).......       1,017,000       3,469,000
                                                    -----------    ------------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes (Note 8)...............       2,430,000       4,979,000
  Distribution agreements......................       2,304,000           --
  Customer lists...............................         957,000           --
  Other........................................          80,000       1,161,000
  Costs in excess of net assets of acquired
    businesses (Note 2)........................         274,000      46,259,000
                                                    -----------    ------------
                                                      6,045,000      52,399,000
                                                    -----------    ------------
                                                    $35,013,000    $118,941,000
                                                    ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 4)..................................       $1,600,000    $    835,000
  Notes payable, revolving line of
    credit (Note 4)...........................        8,843,000           --
  Accounts payable............................       10,457,000      18,250,000
  Accrued expenses (Note 5)...................        1,734,000       6,088,000
  Accrued restructuring costs (Note 2)........           --           3,824,000
                                                    -----------    ------------
      Total current liabilities...............       22,634,000      28,997,000
                                                    -----------    ------------
ACCRUED RESTRUCTURING COSTS (Note 2)..........            --            900,000
                                                    -----------    ------------
LONG-TERM DEBT (Note 4)
  Subordinated Notes Payable..................        3,594,000       2,982,000
  Other Long-term Debt........................            --         58,670,000
                                                    -----------    ------------
                                                      3,594,000      61,652,000
                                                    -----------    ------------
STOCKHOLDERS' EQUITY (Note 9)
  Preferred stock, $.001 par value,
    authorized 10,000 shares, issued none.....            --              --
  Common stock, $.001 par value,
    authorized 30,000,000 shares..............            6,000           9,000
  Additional paid-in capital..................        5,240,000      20,976,000
  Retained earnings...........................        3,539,000       6,407,000
                                                    -----------    ------------
                                                      8,785,000      27,392,000
                                                    -----------    ------------
                                                    $35,013,000    $118,941,000
                                                    ===========    ============

                        See Notes to Financial Statements.


                            RICHEY ELECTRONICS, INC.

                              STATEMENTS OF INCOME

               THREE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995




                                          1993           1994          1995
                                       -----------   -----------   ------------
Net sales..........................    $64,995,000   $90,266,000   $117,057,000
Cost of goods sold.................     48,741,000    68,176,000     89,080,000
                                       -----------   -----------   ------------
  Gross profit.....................     16,254,000    22,090,000     27,977,000
                                       -----------   -----------   ------------
Operating expenses:
  Selling, warehouse, general and
    administrative (Note 7)........     13,002,000    16,750,000     20,415,000
  Amortization of intangibles......        887,000       568,000        459,000
  Restructuring costs (Note 2).....          --            --         1,450,000
                                       -----------   -----------   ------------
                                        13,889,000    17,318,000     22,324,000
                                       -----------   -----------   ------------
    Operating income...............      2,365,000     4,772,000      5,653,000
  Interest expense (Note 4)........      1,198,000     1,606,000        867,000
                                       -----------   -----------   ------------
    Income before income taxes.....      1,167,000     3,166,000      4,786,000
Federal and state income taxes
  (Note 8).........................        460,000     1,273,000      1,918,000
                                       -----------   -----------   ------------
    Net income.....................    $   707,000   $ 1,893,000   $  2,868,000
                                       ===========   ===========   ============
Earnings per common share..........    $      0.14   $      0.32   $       0.36
                                       ===========   ===========   ============
Weighted average number of common
  shares outstanding...............      5,085,000     5,889,000      8,036,000
                                       ===========   ===========   ============

                        See Notes to Financial Statements.

                                       RICHEY ELECTRONICS, INC.

                                  STATEMENTS OF STOCKHOLDERS' EQUITY

                            THREE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



                                                         COMMON STOCK
                                           ----------------------------------------
                                  SENIOR                                ADDITIONAL
                                PREFERRED      SHARES                    PAID-IN     RETAINED
                                  STOCK      OUTSTANDING   PAR VALUE     CAPITAL     EARNINGS       TOTAL
                                ---------   ------------  ----------   ----------   ----------   -----------
BALANCE, JANUARY 1, 1993.....   $ 1,194,000       6,000   $   --       $1,200,000   $  939,000   $ 3,333,000
  Cancellation of senior
    preferred stock (Note 2).    (1,194,000)     --           --        1,194,000       --           --
  Merger (Note 2):
    Recapitalization.........        --       9,705,000      971,000     (971,000)      --           --
    Issuance of common
      stock..................        --      10,905,000    1,091,000    2,961,000       --         4,052,000
    Issuance of junior
      subordinated notes.....        --          --           --       (1,194,000)      --        (1,194,000)
  Effect of three and one
    half-to-one reverse
    stock split..............        --     (14,727,000)  (1,473,000)   1,473,000       --           --
  Effect of change in
    par value from $.10 per
    common share to $.001
    per common share.........        --         --          (583,000)     583,000       --           --
  Net income.................        --         --            --           --          707,000       707,000
                                ----------  -----------   ----------   ----------   -----------  -----------
BALANCE, DECEMBER 31, 1993...        --       5,889,000        6,000    5,246,000    1,646,000     6,898,000
  Reverse stock split
    adjustments..............        --         --            --           (6,000)      --            (6,000)
  Net income.................        --         --            --           --        1,893,000     1,893,000
                                ----------  -----------   ----------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1994...        --       5,889,000        6,000    5,240,000    3,539,000     8,785,000
  Issuance of common stock,
    in public offering, net
    of offering expenses.....        --       3,165,000        3,000   15,736,000       --        15,739,000
  Net income.................        --         --            --           --        2,868,000     2,868,000
                                ----------  -----------   ----------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1995...    $   --       9,054,000 $      9,000  $20,976,000   $6,407,000   $27,392,000
                                ==========  =========== ============  ===========   ==========   ===========

                                             See Notes to Financial Statements.

                                       RICHEY ELECTRONICS, INC.

                                       STATEMENTS OF CASH FLOWS

                           THREE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



                                                         1993           1994           1995
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................    $   707,000    $ 1,893,000    $ 2,868,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization................        997,000        765,000        912,000
    Deferred taxes...............................        465,000      1,157,000      1,065,000
    Change in operating assets and liabilities,
      net of effect of business combinations:
      (Increase) decrease in:
        Trade receivables........................       (255,000)    (1,107,000)    (2,448,000)
        Inventories..............................     (1,345,000)    (1,518,000)    (2,727,000)
        Other current assets.....................       (161,000)        14,000       (260,000)
      Increase (decrease) in:
        Accounts payable and accrued expenses....         60,000      2,820,000       (624,000)
        Accrued restructuring costs..............         --             --          1,450,000
                                                    ------------   ------------    -----------
      Net cash provided by operating activities..        468,000      4,024,000        236,000
                                                    ------------   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment................         42,000         --             --
  Purchase of improvements and equipment.........        (89,000)      (401,000)    (1,316,000)
  Payment of acquisition and restructuring
    costs........................................     (3,188,000)    (2,512,000)    (2,025,000)
                                                    ------------   ------------    -----------
    Net cash (used in) investing activities......     (3,235,000)    (2,913,000)    (3,341,000)
                                                    ------------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (repayments) on revolving line
    of credit....................................      3,859,000      1,848,000     (8,843,000)
  Borrowings under long-term revolving line of
    credit arrangement...........................         --             --          1,974,000
  Payments on long-term debt.....................     (1,088,000)    (2,957,000)    (5,202,000)
  Proceeds of common stock offering, net of
    expenses.....................................         --             --         15,739,000
                                                    ------------   ------------    -----------
  Net cash provided by (used in) financing
    activities...................................      2,771,000     (1,109,000)     3,668,000
                                                    ------------   ------------    -----------
INCREASE IN CASH.................................   $      4,000   $      2,000    $   563,000
CASH
  Beginning......................................          3,000          7,000          9,000
                                                    ------------   ------------    -----------
  Ending.........................................   $      7,000   $      9,000    $   572,000
                                                    ============   ============    ===========


                                 See Notes to Financial Statements.

                                       RICHEY ELECTRONICS, INC.

                           THREE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                        1993          1994            1995
                                                    -----------    ----------    ------------
Supplemental Disclosures of Cash Flow
  Information
  Cash payments for:
    Interest....................................    $   994,000    $1,675,000    $  1,230,000
                                                    ===========    ==========    ============
    Income taxes................................    $    --        $   46,000    $  1,249,000
                                                    ===========    ==========    ============
Supplemental Schedule of Noncash
  Investing and Financing Activities (Note 2)
    Cancellation of senior preferred stock......    $ 1,194,000
                                                    ===========
Assets acquired, liabilities assumed and
 securities issued in business combinations:
  Current assets................................    $10,416,000    $2,410,000    $ 28,093,000
  Current liabilities...........................     (5,093,000)     (946,000)    (12,731,000)
  Leasehold improvements and equipment..........        188,000       103,000       1,646,000
  Customer lists and distribution agreements....     10,220,000        --              --
  Other assets..................................         69,000        --             861,000
  Costs in excess of net assets of acquired
    businesses..................................         --           274,000      47,287,000
  Restructuring and transaction costs...........     (3,748,000)       --          (3,427,000)
  Subordinated notes payable....................     (8,000,000)       --          (2,982,000)
  Common stock issued...........................     (4,052,000)       --              --
  Other liabilities assumed.....................         --            --         (23,434,000)
  Stock payment notes...........................         --            --         (34,106,000)
                                                    -----------    ----------    -------------
    Net cash paid...............................    $    --        $1,841,000    $  1,207,000
                                                    ===========    ==========    ============
Issuance of subordinated notes payable in
  connection with merger........................    $(1,194,000)
                                                    ===========



                                   See Notes to Financial Statements.

                            RICHEY ELECTRONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     The Company is a multiregional, specialty distributor of electronic components and provider of value added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in assembly and manufacture of electronic equipment. Richey Electronics has distribution rights from major worldwide suppliers, none of which individually accounted for sales greater than 12% in 1995. Richey Electronics' corporate headquarters are based in California and it has markets in 17 states located predominantly in major western and eastern markets.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

YEAR END

     The Company reports its annual operating results based upon a calendar year end (December 31) and its quarterly results using the Friday nearest the end of each quarter.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates and could materially impact the reported amount of assets and liabilities and future operating results.

CONCENTRATION OF CREDIT RISK

     The Company distributes electronic components to small and medium-sized manufacturers in a wide variety of industries including telecommunications, computer, medical, transportation and aerospace. Credit is extended based on an evaluation of the customer's financial condition and collateral is typically not required. Credit losses are provided for in the financial statements through a charge to operations. Credit losses have been consistently within management's expectations and were not material in any year presented. A valuation allowance for known and anticipated credit losses is maintained.

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

     1993 sales and gross profit include $540,000 of special inventory acquired at no cost subsequent to the Company's original 1990 business combination. The 1994 and 1995 sales of this special inventory were not material.

IMPROVEMENTS AND EQUIPMENT

     Improvements and equipment are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over estimated service lives ranging from three to seven years. Improvements are amortized over the life of the lease or the economic life of the asset, whichever is shorter.

DISTRIBUTION AGREEMENTS AND CUSTOMER LISTS

     Distribution agreements and customer lists acquired in the Richey-Brajdas Merger have been amortized using the straight-line method over their respective estimated economic lives of five and fifteen years. As the benefits of the Company's purchased net operating loss carryforwards were realized, through the results of operations or

                          NOTES TO FINANCIAL STATEMENTS
reductions in the deferred tax asset valuation allowance, the carrying value of the distribution agreements and customer lists was reduced proportionately.

COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES (GOODWILL)

     The Company is generally amortizing goodwill on a straight-line method over a 40-year period. Goodwill shown in the financial statements relates to the Company's 1994 acquisition of In-Stock (current balance $242,000), and the Company's 1995 acquisitions of IEI (current balance $162,000) and Deanco (current balance $45,855,000).

     The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

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

EARNINGS PER COMMON SHARE

     Earnings per common share are computed using the weighted average number of shares of common stock outstanding. On December 30, 1993, the Company effected a reverse stock split by issuing one share for every three and one-half shares of common stock previously outstanding. All previously reported earnings per share have been restated to give retroactive effect to this reverse stock split. Common stock equivalents were not material in any year presented.

NEW PRONOUNCEMENTS

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     In March 1995 the FASB issued Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Company's year ending December 31, 1996. The Company does not anticipate that the adoption of Statement No. 121 will have a material impact on the financial statements as of the date of adoption.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     During 1995 the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of accounts receivable and accounts payable approximate fair value. The carrying amounts of the revolving line of credit and amounts to be refinanced under the revolving line of credit and term loan approximate their fair value given their interest rate pricing. The carrying amounts of subordinated debt and other debt approximate fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In 1995 the FASB issued Statement No. 123, Accounting for Stock-based Compensation. Statement No. 123, establishes financial accounting and reporting standards for stock-based employee compensation plans such as a purchase plan. The statement generally suggests stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least

                          NOTES TO FINANCIAL STATEMENTS
equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. The Company has not determined if it will continue to follow APB Opinion No. 25 or follow the guidance of Statement No. 123. However, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

NOTE 2.  BUSINESS COMBINATIONS

     In the period from 1993 to 1995, the Company completed several business combinations. All of these acquisitions were accounted for as purchase business combinations with the operations of the acquired business included subsequent to the acquisition date. Each of the acquired businesses had operations similar to the Company's. These acquisitions are described as follows:

BRAJDAS ACQUISITION

     On April 6, 1993, RicheyImpact merged with Brajdas Corporation, a California corporation ("Brajdas"), with Brajdas as the surviving legal entity (the "Richey-Brajdas Merger"). Brajdas subsequently changed its name to Richey Electronics, Inc. (the "Company") and reincorporated in Delaware. The Richey-Brajdas Merger was recorded as a reverse purchase acquisition with RicheyImpact as the accounting acquirer.

IN-STOCK ACQUISITION

     On April 4, 1994, the Company completed the purchase of the assets and business of the In-Stock Products division of Anchor Group, Inc. (In-Stock), located in Boston, Massachusetts.

EDAC AND SUBSIDIARY (DEANCO ACQUISITION)

     On December 20, 1995, the Company completed the purchase of all the issued and outstanding capital stock of Electrical Distribution Acquisition Company ("EDAC"). EDAC, a holding company, and its wholly owned subsidiary, Deanco, Inc. ("Deanco"), were acquired for $34,106,000 of stock payment notes, the assumption of $5,962,000 of existing EDAC stockholder notes and the assumption of all other debt of Deanco. The Company merged EDAC into the Company in January 1996 and has made applications with the applicable state authorities to merge Deanco into the Company as soon as practical.

     The preliminary allocation of the purchase price is as follows:

CONSIDERATION
  Purchase price for EDAC stock, consideration provided
   with stock payment notes, due January 2, 1996................   $34,106,000
  Assumption of EDAC stockholder notes, due January 2, 1996.....     5,962,000
  Assumption of other interest-bearing debt.....................    19,300,000
  Liabilities assumed, not including EDAC stockholder notes
   and stock payment notes and other interest-bearing debt......    12,511,000
  Restructuring costs of acquired company.......................     3,100,000
  Transaction costs, including debt issuance costs..............     1,400,000
                                                                   -----------
                                                                   $76,379,000
                                                                   ===========
ALLOCATED TO
  Estimated fair value of tangible assets acquired..............   $29,998,000
  Debt issuance costs...........................................       500,000
  Cost in excess of net assets of business acquired (goodwill)..    45,881,000
                                                                   -----------
                                                                   $76,379,000
                                                                   ===========

                          NOTES TO FINANCIAL STATEMENTS

     On December 20, 1995, the Company also entered into a new credit facility (see Note 4). This credit facility provided the funds necessary to refinance $15,713,000 of Deanco debt as of December 20, 1995 and pay off the EDAC stock payment notes and stockholder notes on January 2, 1996.

     In connection with the Deanco Acquisition, the Company will close certain of its own facilities and incur other costs associated with the consolidation of the operations of Deanco into the Company. During the fourth quarter, the Company recognized a restructuring charge of $1,450,000. These costs are expected to be paid out over the next year, except for amounts related to longer term real and personal property leases of approximately $300,000. Substantially all of the original accrual remained unpaid at December 31, 1995. The restructuring charges consisted of $400,000 for lease obligations for Company facilities that will be consolidated into Deanco facilities, severance costs for the Company's employees of $100,000, inventory adjustments related to supplier terminations of $200,000, computer conversion costs of $250,000, write-down of Company furniture and fixtures of $150,000 and other items of $350,000.

     Also in conjunction with the Deanco Acquisition, the Company accrued restructuring costs of $3,100,000 relating to the consolidation of Deanco's operations into the Company. Those costs related to the operations of Deanco were recorded as a purchase accounting adjustment, resulting in an increase in goodwill in the preliminary purchase price allocation. The accrued restructuring costs consist of approximately $1,000,000 for severance for Deanco employees, $1,750,000 for lease and facility costs for Deanco facilities to be closed and other items of $350,000. At December 31, 1995, only a nominal amount of these costs have been paid. The Company expects all of these costs to be paid within the next 12 months, except those related to longer term facility leases of $600,000.

     Goodwill represents the costs in excess of tangible net assets acquired in the acquisition. The Company believes that no separately identifiable intangible assets were acquired and has assigned a 40-year life to this asset.

INLAND EMPIRE INTERCONNECTS ACQUISITION

     On August 16, 1995, the Company completed the purchase of the assets and business of Inland Empire Interconnects ("IEI"), an Ontario, California cable assembly company. The purchase price and related transaction costs were approximately $1,217,000 and were paid in cash. The fair value of the tangible assets acquired was $1,370,000 and the liabilities assumed totaled $769,000. Intangibles of $616,000, including goodwill of $166,000 are included in other assets and are being amortized over their estimated useful lives.

PRO FORMA RESULTS (UNAUDITED)

     The following pro forma results assume the acquisition of the assets and business of In-Stock occurred as of the beginning of 1994 and the Deanco Acquisition occurred as of the beginning of 1994 and 1995. The IEI acquisition would not have materially changed pro forma reported sales or net income. The unaudited pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses before extraordinary item. The unaudited pro forma results give effect to certain adjustments, including amortization of acquired intangibles and goodwill, elimination of duplicate facilities and redundant salaries, interest expense and related tax effects.

                                           YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                           1994               1995
                                       -----------         -----------
                                       (UNAUDITED)         (UNAUDITED)

   Net sales.......................   $193,527,000        $216,983,000
   Net income......................      2,499,000           4,377,000
   Earnings per share..............           0.42                0.54


     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions actually taken place at the beginning of the periods presented.

                          NOTES TO FINANCIAL STATEMENTS
NOTE 3.  IMPROVEMENTS AND EQUIPMENT

     Improvements and equipment at December 31 consist of the following:

                                                         1994           1995
                                                      ----------     ----------
Improvements......................................    $  293,000     $2,084,000
Furniture, fixtures and equipment.................     1,431,000      2,597,000
                                                      ----------     ----------
                                                       1,724,000      4,681,000
Less accumulated depreciation and amortization....       707,000      1,212,000
                                                      ----------     ----------
                                                      $1,017,000     $3,469,000
                                                      ==========     ==========

NOTE 4. REVOLVING LINE OF CREDIT, LONG-TERM DEBT, SUBORDINATED DEBT AND SUBSEQUENT EVENT

REVOLVING LINE OF CREDIT

     On December 20, 1995, the Company entered into a new credit agreement secured by all assets which expires December 31, 1999. The new credit arrangement is comprised of a revolving line of credit of $45,000,000 and a term loan facility of $30,000,000. The revolving line of credit allows advances of up to 85% of eligible receivables and 50% of eligible inventory, as defined. The revolving line of credit has several interest rate pricing features available and at December 31, 1995 $17,411,000 bears interest at the Eurodollar rate plus 2.25% (total of 8.06% at December 31, 1995) and $950,000 bears interest at 1% above the bank's prime rate (total of 9.5% at December 31, 1995). The Company intends to maintain borrowings of at least the amount outstanding at December 31, 1995 and the portion to be drawn on January 2, 1996 for an uninterrupted period extending beyond one year; therefore, the December 31, 1995 outstanding balance of $18,361,000 and $10,068,000 to be refinanced under the revolving line of credit is classified as long-term debt.

     The term loan has similar pricing options. The term loan requires no principal payments in 1996, $7,500,000 in 1997, $10,000,000 in 1998 and
$12,500,000 in 1999. The term loan agreement requires that all proceeds from any future equity or debt issuance be applied to repay the $30,000,000 term loan. The Company is required to pay the lender a quarterly unused line fee equal to 3/8%, quarterly, of the difference between the maximum commitments and the daily average outstanding borrowings for the prior quarter. The credit agreement contains various restrictive covenants which require the Company to meet certain financial conditions, including maintaining a minimum level of stockholders' equity, minimum profitability, fixed charge coverage and cash flow leverage ratios. In addition, the Company is restricted from the payment of cash dividends. The loan agreement allows the lender to terminate the commitments on 30 days' notice if there is a change in control of the Company (generally, the acquisition of more than 50% of the Company's capital stock).

     The following is a summary of borrowings under revolving lines of credit:

                                             1993          1994            1995
                                           --------     ----------     -----------
Weighted average interest rate in
  effect at year end...................         8.5%          10.0%            8.2%
Available borrowings at year end.......    $533,000     $5,452,000     $18,261,000
Maximum outstanding borrowings during
 the year..............................     695,000     12,610,000      18,361,000
Weighted average interest rate for
  the borrowings outstanding during
  the year.............................         8.5%           8.9%            9.3%


     The Company's revolving line of credit provides that up to $3,000,000 of the available line can be used for letters of credit. None were outstanding at year end.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. REVOLVING LINE OF CREDIT, LONG-TERM DEBT, SUBORDINATED DEBT AND SUBSEQUENT EVENT (CONTINUED)


SUBSEQUENT EVENT

     On January 2, 1996, the stock payment notes and subordinated promissory notes payable to former EDAC management and stockholders discussed below were repaid through the $30,000,000 term loan and a $10,068,000 advance from the revolving line of credit.

LONG-TERM DEBT

  Long-term debt at December 31 is as follows:

                                                          1994         1995
                                                      ----------   -----------
Revolving line of credit...........................   $   --       $18,361,000
Stock payment notes for Deanco Acquisition,
  interest at 4.79%, paid January 2, 1996..........       --        34,106,000
Subordinated promissory notes payable to former
  EDAC management and stockholders, interest at
  9%, paid January 2, 1996.........................       --         5,962,000
Subordinated promissory notes payable to former
  stockholders of Deanco, unsecured, due in
  annual installments of $1,000,000 beginning in
  1997 with a final payment of $982,000 on
  September 30, 1999, interest payable annually
  at 8%............................................       --         2,982,000
Unsecured subordinated note payable to a
  corporation, due on January 1, 1996, interest
  payable annually at 8%, subordinated to all
  bank debt........................................       --           700,000
Other..............................................       --           376,000
10% senior subordinated note payable to Barclay
  Financial Group, a related party, and
  unsecured. Interest expense was $479,000 and
  $118,000 for 1994 and 1995, respectively.........   4,000,000          --
12% junior subordinated notes payable to
  stockholders and unsecured. Interest expense
  was $145,000 and $43,000 for 1994 and 1995,
  respectively.....................................   1,194,000          --
                                                     ----------    -----------
                                                      5,194,000     62,487,000
Less current maturities............................   1,600,000        835,000
                                                     ----------    -----------
                                                     $3,594,000    $61,652,000
                                                     ==========    ===========

     Aggregate maturities of long-term debt as of December 31, 1995, are as follows:

      1996.......................................................  $   835,000
      1997.......................................................    8,715,000
      1998.......................................................   11,026,000
      1999.......................................................   41,911,000
                                                                   -----------
                                                                   $62,487,000
                                                                   ===========

                                      40

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                                         1994          1995
                                                      ----------    ----------
      Compensation.................................   $1,163,000    $3,193,000
      Rent and facilities costs....................       85,000       112,000
      Interest.....................................      273,000     1,040,000
      Other........................................      213,000     1,743,000
                                                      ----------    ----------
                                                      $1,734,000    $6,088,000
                                                      ==========    ==========

     The accrual for rent and facilities costs is net of sublease income of $255,000 and $60,000 at December 31, 1994 and 1995, respectively.


NOTE 6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office and warehouse space under operating lease agreements with various terms and conditions, expiring in years ending 1995 through 2000, with rent escalations typically based on the Consumer Price Index.


     Future minimum lease payments under these leases, exclusive of lease payments on duplicate facilities which have been accrued, are as follows:

      1996.......................................................   $1,475,000
      1997.......................................................    1,440,000
      1998.......................................................    1,415,000
      1999.......................................................    1,250,000
      2000.......................................................      760,000
      Thereafter.................................................    1,835,000
                                                                    ----------
                                                                    $8,175,000
                                                                    ==========

     Total rent expense under operating leases, including rent for facilities leased on a month-to-month basis, was $846,000, $678,000 and $903,000 for 1993, 1994 and 1995, respectively.

CONTINGENT LIABILITIES

     There are no material legal proceedings pending, or to the knowledge of management, threatened against the Company.

NOTE 7.  SERVICE AND MANAGEMENT AGREEMENT

     The Company is party to a Service and Management Agreement dated December 18, 1990, as amended and modified. The Service and Management Agreement terminates on December 31, 1997; however, the term is automatically extended for additional two-year consecutive periods unless earlier terminated. Management fees payable under this and prior agreements were approximately $244,000 in 1993 and 1994 and $234,000 in 1995, including a $64,000 termination payment to a former party to this agreement.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES

     Components of income tax expense are as follows:


                                           1993           1994          1995
                                         ---------     ----------    ----------
Currently paid or payable:
  Federal.............................   $  (8,000)    $   60,000    $  745,000
  State...............................       3,000         56,000       108,000
Deferred..............................     465,000      1,157,000     1,065,000
                                         ---------     ----------    ----------
                                         $ 460,000     $1,273,000    $1,918,000
                                         =========     ==========    ==========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

                                                         1993     1994     1995
                                                         ----     ----     ----
Computed "expected" statutory rate.....................   35%      35%      35%
Increase (decrease) in rate resulting from:
  Benefit of income taxed at lower rate................   (1)      (1)      (1)
  State income taxes, net of federal tax benefit.......    7        5        5
  Other................................................   (2)       1        1
                                                         ----     ----     ----
                                                          39%      40%      40%
                                                         ====     ====     ====

     Net deferred taxes at December 31 consist of the following:

                                                          1994          1995
                                                      -----------    ----------
Deferred tax liabilities:
  Intangibles recorded at the purchase price for
    financial reporting purposes, not recognized
    in tax-free merger.............................   $ 1,348,000     $     --
  Other............................................       337,000         314,000
                                                      -----------     -----------
                                                        1,685,000         314,000
                                                      -----------     -----------

Deferred tax assets:
  Net operating loss carryforwards (NOLs)..........     8,421,000       7,096,000
  Costs capitalized to inventory for tax purposes..       320,000         919,000
  Accrued expenses not deductible until paid.......       210,000       2,462,000
  Other............................................       244,000         890,000
                                                      -----------     -----------
                                                        9,195,000      11,367,000
  Less valuation allowance.........................    (3,653,000)     (2,126,000)
                                                      -----------     -----------
                                                        5,542,000       9,241,000
                                                      -----------     -----------
    Net............................................   $ 3,857,000     $ 8,927,000
                                                      ===========     ===========

     Net deferred tax assets described above have been included in the accompanying balance sheets as follows:

                                                           1994           1995
                                                       -----------    -----------
  Current assets....................................   $ 1,427,000    $ 3,948,000
  Noncurrent assets.................................     2,430,000      4,979,000
                                                       -----------    -----------
                                                       $ 3,857,000    $ 8,927,000
                                                       ===========    ===========

                                      42

                          NOTES TO FINANCIAL STATEMENTS

     As of December 31, 1995, the Company had acquired net operating loss carryforwards which have the following expiration dates:

  EXPIRATION DATE                   FEDERAL           CALIFORNIA
  ---------------                 -----------         ----------
  1997......................      $   --              $   76,000
  1998......................          --                 953,000
  1999......................        2,242,000            290,000
  2000......................          490,000             --
  2005......................        2,000,000             --
  2006......................        2,053,000             --
  2007......................        9,700,000             --
  2008......................        2,500,000             --
  2009......................          580,000             --
                                  -----------         ----------
                                  $19,565,000         $1,319,000
                                  ===========         ==========

     Section 382 of the Internal Revenue Code of 1986 and the related regulations and California law impose certain limitations on a corporation's ability to use net operating loss carryforwards if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with the Richey Brajdas Merger, constitutes a more than 50% ownership change. As a result, the usage of the NOLs are restricted to approximately $3,000,000 on an annual basis.

     The Company has been consistently profitable and generated taxable income before NOL carryforwards of approximately $6.4 million in 1995. Based on its current level of profitability, management believes that the Company will be able to fully utilize the NOLs prior to their expiration. However, consistent with prior practice, management has continued to maintain a valuation allowance to reduce the net deferred tax asset to the tax benefit expected to be realized during approximately the next four years. Management believes that it is "more likely than not" that the Company will be able to generate the approximately $26 million of future taxable income necessary to realize the recorded amount of the net deferred tax asset prior to the expiration of the NOLs. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9.  EMPLOYEE BENEFIT PLANS

STOCK APPRECIATION RIGHTS PLAN

     On July 7, 1993, the Company adopted a Stock Appreciation Rights Plan. Each stock appreciation right (SAR) provides the recipient with the right to receive a cash payment equal to the excess, if any, of the fair market value of a share of the Company's common stock on the date the SAR is exercised over the fair market value on the date the SAR was granted, or such other value as determined by the Compensation Committee. The maximum number of rights that may be awarded under the plan may not exceed approximately 589,000. To date, no rights have been granted under this plan.

                          NOTES TO FINANCIAL STATEMENTS

STOCK OPTION PLAN

     The Company has a stock option plan adopted in 1992. The options granted vest at a rate of 25% per year over a four-year period and expire ten years from the date of grant. The options are granted at fair market value at the date of grant.


                                                    1994          1995
                                                  -------        -------
Under option, beginning of year................     --           226,737
  Granted......................................   226,737        266,334
  Terminated and canceled......................     --             --
  Exercised....................................     --             --
                                                  -------        -------
Under option, end of year......................   226,737        493,071
                                                  =======        =======

Options exercisable, end of year...............     --            45,642
Available for grant, end of year...............   362,197         95,863
Average prices of options:
  Granted during the year......................     $6.00          $6.63
  Under option, end of year....................      6.00           6.34


401(K) SAVINGS PLAN

     The Company has a defined contribution 401(k) savings plan covering substantially all its employees. The plan does not provide for the Company to match any contributions by participants, and no contributions were made by the Company during 1993, 1994 or 1995. As a result of the Deanco acquisition, the Company acquired Deanco's 401(k) profit sharing plan whereby Deanco had contributed 25% of each plan participant's covered contribution up to certain specified limits.

HEALTH INSURANCE TRUST

     The Company, through the Deanco Acquisition, has a health insurance trust which provides benefits to certain employees and their eligible dependents for medical and dental expenses. The trust is funded by the Company and employee contributions and reimburses covered claims directly from the trust's funds. The Company has purchased an insurance policy to provide coverage which pays benefits if an individual's claims exceed $50,000 and aggregate claims for a year exceed 150% of the annual expected claims, as computed by the insurance company. An estimate of the liability for the incurred but not reported claims is recorded in the financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                       First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                       -------------    --------------    -------------    --------------

1995
Net sales.........................      $26,596,000      $28,305,000       $28,803,000      $33,353,000
Gross profit......................        6,513,000        6,660,000         6,931,000        7,873,000
Net income........................          680,000          909,000         1,070,000          209,000
Earnings per common share.........             0.12             0.11              0.12             0.02

1994
Net sales.........................       20,247,000       23,105,000        22,838,000       24,076,000
Gross profit......................        4,855,000        5,562,000         5,793,000        5,880,000
Net income........................          355,000          532,000           471,000          535,000
Earnings per common share.........             0.06             0.09              0.08             0.09

1993
Net sales.........................        8,088,000       19,721,000        18,927,000       18,259,000
Gross profit......................        2,154,000        4,782,000         4,686,000        4,632,000
Net income........................           85,000           93,000           288,000          241,000
Earnings per common share.........             0.03             0.02              0.05             0.04


                            RICHEY ELECTRONICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                  EXHIBIT INDEX
Exhibit
Number
- -------

2.1 Stock Purchase Agreement, dated November 15, 1995, among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company. *4* (2.1)

2.2 First Amendment to Stock Purchase Agreement and Instrument of Joinder dated December 20, 1995 among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company. *4* (2.2)

2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein. *4* (2.3)

3.1    Restated Certificate of Incorporation of Richey Electronics, Inc. *5*
       (3.1)

3.2    Bylaws of Richey Electronics, Inc. *5* (3.2)

4.1 Indenture between Richey Electronics, Inc. and First Trust of California, National Association, dated as of February 15, 1996.

10.1 Indemnification Agreement among Barclay and Company, Inc., Brajdas Corporation, Donald I. Zimmerman and certain former shareholders of RicheyImpact Electronics, Inc. identified therein dated as of April 5, 1993. *2* (E)

10.2 Letter re Amendment to Indemnification Agreement by Barclay and Company, Inc. and Donald I. Zimmerman, and agreed to by BRJS Investment Holding Corp., Brajdas Corporation and the other persons and entities identified therein dated April 23, 1993. *1* (10.3)

10.3 Registration Rights Agreement between Brajdas Corporation and BRJS Investment Holding Corp. dated April 2, 1993. *2* (10.4)

10.4 Amended and Restated Loan and Security Agreement dated as of April 7, 1993 between Sanwa Business Credit Corporation and Brajdas Corporation. *1* (10.15)

10.5 Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

10.6 Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995. *9* (10.37)

10.7 Employment Agreement between C. Don Alverson and Brajdas Corporation dated as of April 1, 1993. *1* (10.17)

10.8 Addendum to Employment Agreement (C. Don Alverson) dated as of February 21, 1995. *9* (10.38)

10.9 Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993. *1* (10.20)

10.10 Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995. *9* (10.39)

10.11 Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

10.12 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *9* (10.40)

10.13  Brajdas Corporation Bonus Plan. *1* (10.21)

10.14 Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc. *3* (10.2)

10.15 Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, 1993. *3* (10.3)

10.16  1993 Stock Appreciation Rights Plan. *6* (A)

10.17 Modification Agreement among the Company, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995. *9* (10.26)

10.18 Assumption and Amendment Agreement to Loan and Security Agreement dated as of December 31, 1993 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.31)

10.19  Second Amendment to Amended and Restated Loan and Security
       Agreement dated as of March 29, 1994 by and between Sanwa Business Credit Corporation and Richey Electronics, Inc. *8* (10.32)

10.20 First Amendment to Stockholders Agreement dated December 14, 1994 among the Company and the individuals and entities listed on
       Schedule I to the Stockholders Agreement. *9* (10.31)

10.21 Lease between Principal Mutual Life Insurance Company and Richey Electronics, Inc. for lease of premises at 7441 Lincoln Way, Garden Grove, California. *9* (10.32)

10.22 Lease between M&M Enterprises, a California General Partnership and Richey Electronics, Inc. for lease of premises at 10871 La Tuna Canyon Road, Sun Valley, California. *9* (10.33)

10.23 Lease between Anchor Group, Inc. and Richey Electronics, Inc. for lease of premises at 11 Walkup Drive, Westborough, Massachusetts. *9* (10.34)

10.24 Lease between Hownat Trust and Deanco, Inc. for lease of premises at 87 Concord Street, North Reading, Massachusetts, Boston, Massachusetts.

10.25 Lease between Murray Center Venture and Deanco ACA Manufacturing, Inc. for lease of premises at Building 1, Murray Business Center, 3601 SW Murray Blvd., Beaverton, Oregon 97201, Beaverton, Oregon.

10.26  1992 Stock Option Plan. *9* (10.35)

10.27  Form of Incentive Stock Option Agreement. *9* (10.36)

10.28 Modification Agreement by and between Richey Electronics, Inc. and Palisades Associates, Inc. dated as of February 21, 1995. *9* (10.41)

10.29 Loan Agreement dated as of December 20, 1995 among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as Agent. *4* (10.1)

10.30 First Amendment to the Loan Agreement dated as of February 26, 1996 among Richey Electronics, Inc, the banks named therein and First Interstate Bank of California, as Agent.

10.31 Second Addendum to Employment Agreement (William C. Cacciatore) dated as of May 17, 1995.

10.32 Second Addendum to Employment Agreement (C. Don Alverson) dated as of May 17, 1995.

10.33 Second Addendum to Employment Agreement (Norbert W. St. John) dated as of May 17, 1995.

10.34  Agreement to Terminate Stockholders' Agreement *10* (10.1)

21.1   Subsidiaries of Richey Electronics, Inc.

23.1   Consent of Ernst & Young, LLP

23.2   Consent of McGladrey & Pullen, LLP

- --------------------

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

*4* Incorporated by reference to the designated exhibit of Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996.

*5* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916 (the "Shelf Registration Statement").

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

*7* Incorporated by reference to the designated exhibit of the Form 8-K for Brajdas Corporation dated July 7, 1993, filed July 13, 1993.

*8* Incorporated by reference to the designated exhibit of Post-Effective Amendment No. 1 to the Shelf Registration Statement on April 18, 1994.

*9* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed February 23, 1995, Registration Statement No. 33-89690.

*10* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending March 31, 1995, filed May 15, 1995.

*11* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending September 29, 1995, filed November 13, 1995.