Form 10-Q
period 1996-03-29
RICHEY ELECTRONICS INC
filed 1996-05-15
CIK 320591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1996

Commission File Number: 0-9788


                           RICHEY ELECTRONICS, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      33-0594451
- ----------------------------------          -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

          7441 Lincoln Way, Garden Grove, California       92641
         ----------------------------------------------------------
            (Address of Principal Executive Office)      (Zip Code)

                               (714) 898-8288
             ---------------------------------------------------
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

     As of May 8, 1996, 9,057,827 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                             March 29,        December 31,
                                               1996               1995
                                           ------------      --------------
ASSETS
CURRENT ASSETS
  Cash                                     $     26,000      $    572,000
  Trade receivables                          29,322,000        25,622,000
  Inventories                                33,721,000        31,450,000
  Deferred income taxes                       3,948,000         3,948,000
  Other current assets                        1,230,000         1,481,000
                                           ------------      ------------
     Total current assets                  $ 68,247,000      $ 63,073,000
                                           ------------      ------------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
  FURNITURE AND FIXTURES, net              $  3,612,000      $  3,469,000
                                           ------------      ------------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                    $  4,794,000      $  4,979,000
  Deferred debt costs                         2,844,000           500,000
  Other                                         624,000           661,000
  Goodwill                                   47,978,000        46,259,000
                                           ------------      ------------
                                           $ 56,240,000      $ 52,399,000
                                           ------------      ------------
                                           $128,099,000      $118,941,000
                                           ------------      ------------
                                           ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
   debt                                    $    136,000     $     835,000
  Accounts payable                           20,453,000        18,250,000
  Accrued expenses                            4,629,000         6,088,000
  Accrued restructuring costs                 3,312,000         3,824,000
                                           ------------      ------------
     Total current liabilities             $ 28,530,000     $  28,997,000
                                           ------------      ------------
ACCRUED RESTRUCTURING COSTS                $    900,000     $     900,000
                                           ------------      ------------
LONG-TERM DEBT
  Subordinated notes payable               $  2,982,000     $   2,982,000
  Convertible subordinated notes
   payable                                   55,755,000                 -
  Other long-term debt                       11,377,000        58,670,000
                                           ------------      ------------
                                           $ 70,114,000     $  61,652,000
                                           ------------      ------------
STOCKHOLDERS' EQUITY
  Preferred stock                                     -                 -
  Common stock                                    9,000             9,000
  Additional paid-in-capital                 20,997,000        20,976,000
  Retained earnings                           7,549,000         6,407,000
                                           ------------      ------------
  Total stockholders' equity              $  28,555,000      $ 27,392,000
                                           ------------      ------------
                                          $ 128,099,000      $118,941,000
                                           ------------      ------------
                                           ------------      ------------




                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       2

                           RICHEY ELECTRONICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Quarter Ended
                                            -------------------------------
                                             March 29,           March 31,
                                                1996               1995
                                            -----------         -----------
Net Sales:                                  $58,384,000         $26,596,000
Cost of Goods Sold:                          44,071,000          20,083,000
                                            -----------         -----------
Gross Profit:                               $14,313,000          $6,513,000
                                            -----------         -----------
Operating expenses:
  Selling, warehouse,
  general, and administrative               $10,780,000          $4,842,000

  Amortization of intangibles                   337,000             113,000
                                            -----------         -----------
                                            $11,117,000          $4,955,000
                                            -----------         -----------
  Operating income                           $3,196,000          $1,558,000

Interest Expense                              1,292,000             422,000
                                            -----------         -----------

  Income before income taxes                 $1,904,000          $1,136,000

Federal and state income taxes                  762,000             456,000
                                            -----------         -----------
  Net income                                 $1,142,000            $680,000
                                            -----------         -----------
                                            -----------         -----------
  Earnings per Share
    Primary                                       $0.13               $0.12
                                            -----------         -----------
                                            -----------         -----------
    Fully Diluted                                 $0.13               $0.12
                                            -----------         -----------
                                            -----------         -----------

  Weighted Average number of
  shares outstanding:
    Primary                                   9,057,000           5,889,000
                                            -----------         -----------
                                            -----------         -----------
    Fully diluted                            10,406,000           5,889,000
                                            -----------         -----------
                                            -----------         -----------



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       3

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Quarter Ended
                                                           -------------------------------
                                                            March 29,            March 31,
                                                              1996                 1995
                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 1,142,000            $680,000
Adjustments to reconcile net
  income to net cash
  (used in) operating activities:
  Depreciation and amortization                                673,000             200,000
  Deferred income taxes                                        185,000             456,000
  Changes in operating assets and liabilities:
    (Increase) in trade receivables                         (2,305,000)         (2,091,000)
    (Increase) in inventories                               (1,493,000)         (1,304,000)
    (Increase) decrease in other assets                        250,000             (44,000)
    (Decrease) in accounts payable
      and accrued expenses                                    (544,000)         (1,005,000)
                                                           -----------         -----------
    Net cash (used in) operating activities                ($2,092,000)        ($3,108,000)
                                                           -----------         -----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment           ($368,000)          ($202,000)
  Payment of acquisition and restructuring costs            (3,470,000)            (23,000)
                                                           -----------         -----------
      Net cash (used in) investing activities              ($3,838,000)          ($225,000)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances on short-term revolving line of credit                -          $5,021,000
  Payments on long-term revolving line of credit           ($7,181,000)                  -
  Payments on long-term debt                               (40,811,000)         (1,600,000)
  Proceeds from issuance of convertible debt                55,755,000                   -
  Transaction costs associated with refinancing activities  (2,400,000)            (88,000)
  Proceeds from stock issued for options                        21,000                   -
                                                           -----------         -----------
       Net cash provided by financing activities            $5,384,000          $3,333,000
                                                           -----------         -----------
       Decrease in cash                                      ($546,000)                 $0

CASH
  Beginning                                                   $572,000              $9,000
                                                           -----------         -----------
  Ending                                                       $26,000              $9,000
                                                           -----------         -----------
                                                           -----------         -----------

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       4

                                   RICHEY ELECTRONICS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                        (UNAUDITED)

                                                                    Quarter Ended
                                                           -------------------------------
                                                            March 29,            March 31,
                                                              1996                 1995
                                                           -----------         -----------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash payments for:
  Interest                                                  $1,116,000            $539,000
                                                           -----------         -----------
                                                           -----------         -----------
  Income taxes                                                 $10,000             $57,000
                                                           -----------         -----------
                                                           -----------         -----------
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

Acquisition of MS Electronics:
 Working capital acquired                                     $888,000

 Fair market value of other assets acquired
  including goodwill                                         2,073,000
                                                           -----------
 Purchase price and related transaction  costs              $2,961,000
                                                           -----------
                                                           -----------

































                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       5

                            RICHEY ELECTRONICS, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 29, 1996
                                   (UNAUDITED)


                                                                          Common Stock
                                                             ---------------------------------------
                                                                                          Additional
                                              Preferred        Shares                      paid-in        Retained
                                                Stock        Outstanding    Par Value      Capital        Earnings        Total
                                              ---------      -----------    ---------    -----------     ----------    -----------
Balance, December 31, 1995                           --        9,054,000       $9,000    $20,976,000     $6,407,000    $27,392,000
   Stock issued for options                          --            4,000           --         21,000             --         21,000
   Net income                                        --               --           --             --      1,142,000      1,142,000
                                              ---------        ---------       ------    -----------     ----------    -----------
Balance, March 29, 1996                              --        9,058,000       $9,000    $20,997,000     $7,549,000    $28,555,000
                                              ---------        ---------       ------    -----------     ----------    -----------
                                              ---------        ---------       ------    -----------     ----------    -----------





























                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Richey Electronics, Inc. is a multi-regional, specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and
(ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended March 29, 1996 and March 31, 1995 are not necessarily indicative of the results which will be reported for the entire year.

     The weighted average number of shares used for computing fully diluted earnings per share assumes that the 7% Convertible Subordinated Notes due 2006 (the "Notes") which were sold by the Company in the first quarter of 1996 through a private offering (the "Note Offering") are converted at $14.125 per share on the date they were issued. The Notes are not common stock equivalents and, therefore, are not considered in determining the primary weighted average number of shares. Net income used in computing fully diluted earnings per share is increased for the interest expense, net of tax, associated with the Notes.

     Income tax expense in these interim financial statements is recorded based upon the Company's expected annual effective income tax rate.

                            RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.


NOTE 2.  BUSINESS COMBINATIONS

INLAND EMPIRE INTERCONNECTS

     On August 16, 1995, the Company completed the purchase (the "IEI Acquisition") of the assets and business of Inland Empire Interconnects ("IEI"), an Ontario, California cable assembly company specializing in molded interconnect products. The IEI Acquisition was accounted for as a purchase.
The results of operations of IEI subsequent to the date of the IEI Acquisition are included in the Company's financial statements.


EDAC AND SUBSIDIARY (DEANCO ACQUISITION)

     On December 20, 1995, the Company completed the purchase (the "Deanco Acquisition") of all the issued and outstanding capital stock of Electrical Distribution Acquisition Company ("EDAC") and its wholly owned subsidiary, Deanco, Inc. ("Deanco"). The Deanco Acquisition was accounted for as a purchase. The results of operations of Deanco subsequent to the date of the Deanco Acquisition are included in the Company's financial statements.

     In connection with the Deanco Acquisition, the Company is consolidating facilities and eliminating redundant administrative costs. As part of the consolidation, the Company will close certain of its own facilities and incur other integration costs. During the fourth quarter of 1995, the Company recognized a restructuring charge of $1,450,000. During the quarter ended March 29, 1996, $577,000 of these restructuring costs were paid ($240,000 for the computer conversion, $10,000 for severance costs and $327,000 for other items). No adjustments were made to the original estimates of this restructuring charge.

     Also in connection with the Deanco Acquisition, the Company accrued restructuring costs of $3,100,000 relating to the consolidation of Deanco's operations into the Company. Those costs were recorded as a purchase accounting adjustment, resulting in an increase in goodwill in the preliminary purchase price allocation. The preliminary allocation of the Deanco purchase price is expected to be finalized within the next nine months once the integration plan is completed. No adjustments were made to the original estimates of these restructuring costs. At March 29, 1996, only a nominal amount of these costs have been
                                       8

                            RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


paid. The Company expects the remaining costs to be paid out over the next 9 months as the integration is completed, except for those related to longer term facility leases of $600,000.

     The Company merged EDAC into the Company in January 1996 and has made applications with the applicable state authorities to merge Deanco into the Company as soon as practical.


MS ELECTRONICS

     On March 19, 1996, the Company completed the acquisition (the "MS Acquisition") of the assets and business of MS Electronics, Inc. ("MS Electronics"). MS Electronics specializes in the distribution of interconnect, electromechanical and passive electronic components and provides value-added assembly services in the Baltimore\Washington marketplace. The MS Acquisition was accounted for as a purchase. The purchase price and related transaction costs, including the assumption of MS Electronics' debt of $525,000, were approximately $2,961,000 and were paid in cash. The preliminary allocation of the purchase price is as follows: $2,231,000 to estimated fair value of tangible assets acquired, $1,288,000 to liabilities assumed and $2,018,000 to cost in excess of net assets of business acquired (goodwill to be amortized over 15 years). The results of operations of MS Electronics subsequent to the date of the MS Acquisition are included in the Company's financial statements.

                            RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


 PRO FORMA FINANCIAL INFORMATION

     The following pro forma results of continuing operations assume that the Deanco Acquisition (which occurred on December 20, 1995) had occurred on January 1, 1995, after giving effect to certain adjustments including amortization of acquired intangibles and goodwill, elimination of duplicate facilities and redundant salaries, interest expense and related tax effects.


                                            Quarter Ended
                                           March 31, 1995
                                           --------------
          Net sales                          $53,290,000

          Net income                         $   994,000

          Earnings per share                 $      0.17

          Weighted average number
          of shares outstanding                5,889,000


     The IEI and MS Electronics acquisitions would not have materially changed pro forma net sales or net income. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the Deanco Acquisition actually taken place at the beginning of 1995.

                            RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3.  PUBLIC COMMON STOCK OFFERING, PRIVATE CONVERTIBLE DEBT
OFFERING AND NET OPERATING LOSS CARRYFORWARDS

PUBLIC COMMON STOCK OFFERING

     In the second quarter of 1995, the Company issued 3,165,000 shares of its common stock in a secondary offering. The net proceeds to the Company from that offering were approximately $15,700,000. The Company used the net proceeds to reduce the Company's existing indebtedness.

PRIVATE CONVERTIBLE DEBT OFFERING

     In the first quarter of 1996, the Company sold through the Note Offering $55,755,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2006. The Notes are convertible into the Company's common stock at a conversion price of $14.125 per share (subject to adjustment). The Company has filed a shelf registration statement with the Securities and Exchange Commission to register resales of the Notes and the common stock issuable upon conversion. The net proceeds from the Note Offering were approximately $53,800,000 and were used to repay the Company's $30,000,000 term loan and to pay down its revolving line of credit.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1995, the Company had net operating loss carryforwards ("NOLs") with the following expiration dates:

Expiration Date                                     Federal      California
- ---------------                                   ----------     ----------
   1997. . . . . . . . . . . . . . . . . . .      $       --     $   76,000
   1998. . . . . . . . . . . . . . . . . . .                        953,000
   1999. . . . . . . . . . . . . . . . . . .       2,242,000        290,000
   2000. . . . . . . . . . . . . . . . . . .         490,000             --
   2005. . . . . . . . . . . . . . . . . . .       2,000,000             --
   2006. . . . . . . . . . . . . . . . . . .       2,053,000             --
   2007. . . . . . . . . . . . . . . . . . .       9,700,000             --
   2008. . . . . . . . . . . . . . . . . . .       2,500,000             --
   2009. . . . . . . . . . . . . . . . . . .         580,000             --
                                                  ----------     ----------
                                                  $19,565,000    $1,319,000
                                                  -----------    ----------
                                                  -----------    ----------

                            RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Section 382 of the Internal Revenue Code of 1986, as amended and the related regulations and California law impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with the 1993 merger of RicheyImpact Electronics, Inc. and Brajdas Corporation (the "Richey-Brajdas Merger"), constitutes a more than 50% ownership change. As a result, the usage of the NOLs are restricted to approximately $3,000,000 on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                            SUMMARY OF SELECTED DATA
                                   (UNAUDITED)

     The following table sets forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.

                                                                     Quarter Ended
                                                              -------------------------
                                                              March 29,       March 31,
                                                                1996             1995
                                                              ---------       ---------
STATEMENTS OF OPERATIONS DATA:
- ------------------------------
Net Sales . . . . . . . . . . . . . . . . . . . . . . .         100.0%         100.0%
Cost of Goods Sold. . . . . . . . . . . . . . . . . . .           75.5           75.5
                                                              ---------       ---------
   Gross Profit . . . . . . . . . . . . . . . . . . . .           24.5           24.5
                                                              ---------       ---------
Selling, warehouse, general & administrative. . . . . .           18.5           18.2
Amortization of intangibles . . . . . . . . . . . . . .            0.6            0.4
                                                              ---------       ---------
   Operating Income . . . . . . . . . . . . . . . . . .            5.5            5.9
Interest Expense. . . . . . . . . . . . . . . . . . . .            2.2            1.6
                                                              ---------       ---------
   Income before income taxes . . . . . . . . . . . . .            3.3            4.3
Federal and state income taxes. . . . . . . . . . . . .            1.3            1.7
                                                              ---------       ---------
Net Income. . . . . . . . . . . . . . . . . . . . . . .           2.0%           2.6%
                                                              ---------       ---------
                                                              ---------       ---------

                                                              March 29,      Dec. 31,       Sept. 29,       June 30,       Mar. 31,
                                                                 1996          1995           1995            1995           1995
                                                              ---------      --------       ---------       --------       --------
BALANCE SHEET DATA:
- -------------------
Total assets (000) . . . . . . . . . . . . . . . . . .        $128,099       $118,941        $42,332        $40,810        $38,083
Working capital (000). . . . . . . . . . . . . . . . .         $39,717        $34,076        $19,996        $19,828         $6,471
Ratio of current assets to current liabilities . . . .             2.4            2.2            2.3            2.3            1.3
Short-term debt (000). . . . . . . . . . . . . . . . .            $136           $835         $3,131         $3,212        $13,864
Subordinated notes payable (000) . . . . . . . . . . .          $2,982         $2,982             $0             $0         $3,594
Convertible subordinated notes payable (000) . . . . .         $55,755             $0             $0             $0             $0
Other long-term debt (000) . . . . . . . . . . . . . .         $11,377        $58,670             $0             $0             $0
Inventory turnover . . . . . . . . . . . . . . . . . .             5.2            5.0            5.0            5.2            5.0
Days sales outstanding in accounts receivable. . . . .            45.7           41.8           45.0           42.1           45.4
Stockholders' equity . . . . . . . . . . . . . . . . .         $28,555        $27,392        $27,183        $26,122         $9,465

RESULTS OF OPERATIONS

     Net income for the first quarter of 1996 was $1,142,000 compared with net income of $680,000 for the first quarter of 1995, an increase of $462,000 or 68%. For the first quarter of 1996, earnings per share increased to $0.13 based on fully diluted weighted average number of shares outstanding of 10,406,000, up from $0.12 per share, for the first quarter of 1995, based on weighted average number of shares outstanding of 5,889,000.

     Net sales for the quarter ended March 29, 1996 rose to $58,384,000 from $26,596,000 for the quarter ended March 31, 1995, an increase of 120%. Management estimates that approximately 82% of this increase was due to the Deanco Acquisition and the balance was due to internal growth. Net sales of electronic components increased to $42,650,000 in the first quarter of 1996 from $19,193,000 in the first quarter of 1995, an increase of 122%. Net sales of value-added assembly services increased to $15,734,000 for the quarter ended March 29, 1996 from $7,403,000 for the corresponding period of 1995, an increase of 112%. Component and value-added sales increased as a result of (i) acquisitions, (ii) the general strength in the electronic component marketplace, as exhibited by an increased demand for all types of component products and
(iii) an increase in product offerings due to new franchises and expanded geographic coverage of existing franchises. Pro forma for the Deanco Acquisition, net sales for the first quarter of 1995 would have been $53,290,000 compared with net sales of $58,384,000 for the first quarter of 1996, an increase of $5,094,000 or 10%.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at March 29, 1996 was $53,300,000, up from $25,750,000 at March 31, 1995 and from $53,000,000 at
December 31, 1995.

     Gross profit margin for the first quarter of 1996 rose 0.9% from margins achieved in the fourth quarter of 1995 as the Company completed the operational integration of IEI. Gross profit margin was 24.5% for the first quarter of 1996, identical to the first quarter of 1995. Gross margins for the first quarter of 1996 improved for both component distribution and value-added services over the fourth quarter of 1995 and, in combination with the net effect of the Deanco Acquisition, were similar to those achieved for the first quarter of 1995.

     Operating expenses for the quarter ended March 29, 1996 increased to $11,117,000 from $4,955,000 for the corresponding period in 1995 due primarily to acquisitions. As a percentage of net sales, operating expenses increased 0.5% for the quarter ended March 29, 1996 compared to the same period in 1995. This increase in expenses as a percentage of sales was primarily due to the fact that Deanco's expenses as a percentage of sales were historically higher than those of the Company and during the first quarter of 1996 the Company realized only a small amount of the anticipated costs savings from the ongoing integration of Deanco into the Company.

     Interest expense for the first quarter of 1996 was $1,292,000 as compared with $422,000 for the first quarter of 1995. The increase in interest expense for the first quarter of 1996 was primarily due to the Company's financing activities relating to acquisitions.

     Federal and state income tax expense increased to $762,000 (40% effective rate) for the quarter ended March 29, 1996 from $456,000 (40% effective rate) for the corresponding period of 1995. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1996, the Company sold through a private offering $55,755,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2006. The net proceeds from the Note Offering were approximately $53,800,000 and were used to repay the Company's $30,000,000 term loan and to pay down its revolving line of credit. See Note 3 of Notes to Condensed Financial Statements.

          The Company currently maintains with First Interstate Bank of California ("FICAL") a $45 million revolving line of credit. As of March 29, 1996, the Company had outstanding borrowings under the FICAL revolving line of credit of $11,180,000 and additional borrowing capacity of $29,700,000.

     Working capital increased to $39,717,000 on March 31, 1996 from $34,076,000 on December 31, 1995, an increase of $5,641,000. During the first quarter of 1996, the Company generated $3,869,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $1,758,000 for the first quarter of 1995, an increase of 120%.

     The Company generated $2,250,000 in cash in the first quarter of 1996 from net income, depreciation, amortization, deferred income taxes and decreases in other assets. During the same period, the Company invested $2,305,000 in accounts receivable and $1,493,000 in inventories and paid down $544,000 in accounts payable and accrued expenses. Thus, the Company used net cash of $2,092,000 to fund operating activities in the first quarter of 1996 compared to $3,108,000 used to fund operating activities for the same period of 1995. The Company used an additional $3,838,000 of cash for investing activities, including $368,000 for capital expenditures and $3,470,000 for acquisition and restructuring costs relating primarily to the MS Acquisition and payment of restructuring costs accrued in connection with the Deanco Acquisition. See Note 2 of Notes to Condensed Financial Statements. This use of cash was financed by borrowings.

     For the quarter ended March 29, 1996, inventory turnover increased to 5.2x compared to 5.0x for the quarter ended December 31, 1995. This increase was primarily due to the acquisition of the Deanco inventory which historically had a higher turnover rate than that of the Company. Management expects inventory turnover to be at slightly slower rates for the balance of 1996 as the Company rebalances the inventory mix of the combined companies.

     Days sales outstanding were 45.7 days at March 29, 1996 compared to 41.8 days at December 31, 1995. This increase in the number of days outstanding is due to the fact that Deanco's days outstanding were historically higher than those of the Company. Management expects to be able, over the long term, to improve the number of days outstanding to those historically experienced by the Company.

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

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits required by Item 601 of Regulation S-K.

          2.1 Stock Purchase Agreement, dated November 15, 1995, among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996 as exhibit 2.1 thereof).

          2.2 First Amendment to Stock Purchase Agreement and Instrument of Joinder dated December 20, 1995 among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996 as exhibit 2.2 thereof).

          2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc.
               dated December 20, 1995, filed January 3, 1996 as
               exhibit 2.3 thereof).

          3.1 Restated Certificate of Incorporation of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916 as exhibit 3.1 thereof).

          3.2 Bylaws of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916 as exhibit 3.2 thereof).

          4.1 Indenture between Richey Electronics, Inc. and First Trust of California, National Association, dated as of February 15, 1996 (Incorporated by reference from the Annual Report on Form 10-K for Richey Electronics, Inc. filed March 26, 1996 as exhibit 4.1 thereof).

          10.1 Employment Agreement between Charles W. Mann and Richey Electronics, Inc. dated as of April 1, 1995 (Incorporated by reference from the Registration Statement on Form S-2, filed April 26, 1996, Registration No. 333-02983 as exhibit 10.35 thereof).

          11.1 Statement regarding computation of per share earnings

          27   Financial Data Schedule

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K/A dated January 31, 1996 (containing Audited Financial Statements of Deanco, Inc. and Consolidated Audited Financial Statements of Electrical Distribution Acquisition Company)

               Current Report on Form 8-K dated February 27, 1996 (reporting on the Note Offering).

               Current Report on Form 8-K dated March 22, 1996 (reporting on completion of the Note Offering).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RICHEY ELECTRONICS, INC.
                                           (Registrant)



                                       By  /s/  RICHARD N. BERGER
                                           -----------------------------------
                                            Richard N. Berger
                                            Vice President,
                                            Chief Financial Officer
                                            and Secretary







May 15, 1996

                                  EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
- -------------- -----------
   2.1 Stock Purchase Agreement, dated November 15, 1995, among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996 as exhibit 2.1 thereof).

   2.2 First Amendment to Stock Purchase Agreement and Instrument of Joinder dated December 20, 1995 among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996 as exhibit 2.2 thereof).

   2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996 as exhibit 2.3 thereof).

   3.1         Restated Certificate of Incorporation of Richey Electronics, Inc.
               (Incorporated by reference from the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916 as exhibit 3.1 thereof).

   3.2 Bylaws of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916 as exhibit 3.2 thereof).

   4.1 Indenture between Richey Electronics, Inc. and First Trust of California, National Association, dated as of February 15, 1996 (Incorporated by reference from the Annual Report on Form 10-K for Richey Electronics, Inc. filed March 26, 1996 as exhibit 4.1 thereof).

   10.1 Employment Agreement between Charles W. Mann and Richey Electronics, Inc. dated as of April 1, 1995 (Incorporated by reference from the Registration Statement on Form S-2, filed April 26, 1996, Registration No. 333-02983 as exhibit 10.35 thereof).

   11.1        Statement regarding computation of per share earnings

   27          Financial Data Schedule