Form 10-Q
period 1996-06-28
RICHEY ELECTRONICS INC
filed 1996-08-12
CIK 320591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1996

Commission File Number: 0-9788




                      RICHEY ELECTRONICS, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   33-0594451
- ---------------------------------            -------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)            No.)

             7441 Lincoln Way, Garden Grove, California     92641
         -------------------------------------------------------------
             (Address of Principal Executive Office)      (Zip Code)

                              (714) 898-8288
         -------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                ------    ------

     As of August 6, 1996, 9,073,685 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            RICHEY ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                            June 28,         December 31,
                                              1996               1995
                                          -------------     -------------
ASSETS
CURRENT ASSETS
  Cash                                    $      25,000     $     572,000
  Trade receivables                          29,653,000        25,622,000
  Inventories                                35,521,000        31,450,000
  Deferred income taxes                       3,948,000         3,948,000
  Other current assets                        1,457,000         1,481,000
                                          -------------     -------------
    Total current assets                  $  70,604,000     $  63,073,000
                                          -------------     -------------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
  FURNITURE AND FIXTURES, net             $   3,648,000     $   3,469,000
                                          -------------     -------------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                   $   4,209,000     $   4,979,000
  Deferred debt costs                         2,966,000           500,000
  Other                                         593,000           661,000
  Goodwill                                   47,808,000        46,259,000
                                          -------------     -------------
                                          $  55,576,000     $  52,399,000
                                          -------------     -------------
                                          $ 129,828,000      $118,941,000
                                          -------------     -------------
                                          -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt    $     219,000     $     835,000
  Accounts payable                           20,088,000        18,250,000
  Accrued expenses                            6,918,000         6,088,000
  Accrued restructuring costs                 2,158,000         3,824,000
                                          -------------     -------------
    Total current liabilities             $  29,383,000     $  28,997,000
                                          -------------     -------------
ACCRUED RESTRUCTURING COSTS               $     900,000     $     900,000
                                          -------------     -------------
LONG-TERM DEBT
  Subordinated notes payable              $   2,956,000     $   2,982,000
  Convertible subordinated notes payable     55,755,000                --
  Other long-term debt                       10,546,000        58,670,000
                                          -------------     -------------
                                          $  69,257,000     $  61,652,000
                                          -------------     -------------
STOCKHOLDERS' EQUITY
  Preferred Stock                                    --                --
  Common Stock                                    9,000             9,000
  Additional paid-in-capital                 20,995,000        20,976,000
  Retained earnings                           9,284,000         6,407,000
                                          -------------     -------------
    Total stockholders' equity            $  30,288,000     $  27,392,000
                                          -------------     -------------
                                          $ 129,828,000     $ 118,941,000
                                          -------------     -------------
                                          -------------     -------------



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Quarter Ended              Six Months Ended
                                       -------------------------   --------------------------
                                          June 28,      June 30,     June 28,       June 30,
                                           1996          1995          1996           1995
                                       -----------   -----------   ------------   -----------
Net Sales:                             $58,212,000   $28,305,000   $116,596,000   $54,901,000
Cost of Goods Sold:                     43,406,000    21,645,000     87,477,000    41,728,000
                                       -----------   -----------   ------------   -----------
Gross Profit:                          $14,806,000   $ 6,660,000   $ 29,119,000   $13,173,000
                                       -----------   -----------   ------------   -----------
Operating expenses:
   Selling, warehouse, general, and
   administrative                      $10,206,000   $ 4,859,000   $ 20,986,000   $ 9,701,000
Amortization of intangibles                366,000        97,000        703,000       210,000
                                       -----------   -----------   ------------   -----------
                                       $10,572,000   $ 4,956,000   $ 21,689,000   $ 9,911,000
                                       -----------   -----------   ------------   -----------
   Operating income                    $ 4,234,000   $ 1,704,000   $  7,430,000   $ 3,262,000
Interest Expense                         1,339,000       185,000      2,631,000       607,000
                                       -----------   -----------   ------------   -----------

   Income before income taxes          $ 2,895,000   $ 1,519,000   $  4,799,000   $ 2,655,000
Federal and state income taxes           1,160,000       610,000      1,922,000     1,066,000
                                       -----------   -----------   ------------   -----------
   Net income                          $ 1,735,000   $   909,000   $  2,877,000   $ 1,589,000
                                       -----------   -----------   ------------   -----------
                                       -----------   -----------   ------------   -----------

   Earnings per Share
     Primary                               $0.19         $0.11          $0.32         $0.23
                                       -----------   -----------   ------------   -----------
                                       -----------   -----------   ------------   -----------
     Fully Diluted                         $0.18         $0.11          $0.31         $0.23
                                       -----------   -----------   ------------   -----------
                                       -----------   -----------   ------------   -----------
   Weighted Average number of shares
   outstanding
     Primary                             9,058,000     8,101,000      9,058,000     7,001,000
                                       -----------   -----------   ------------   -----------
                                       -----------   -----------   ------------   -----------
     Fully Diluted                      13,006,000     8,101,000     11,720,000     7,001,000
                                       -----------   -----------   ------------   -----------
                                       -----------   -----------   ------------   -----------



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                              --------------------------
                                                                June 28,       June 30,
                                                                  1996           1995
                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $2,877,000     $1,589,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                1,420,000        392,000
   Deferred income taxes                                          770,000        757,000
Changes in operating assets and liabilities:
     (Increase) in trade receivables                           (2,636,000)    (1,936,000)
     (Increase) in inventories                                 (3,293,000)    (1,721,000)
     Decrease in other assets                                      17,000        131,000
     Increase (decrease) in accounts payable
        and accrued expenses                                    1,380,000       (667,000)
                                                             ------------    ------------
     Net cash provided by (used in) operating activities         $535,000    ($1,455,000)
                                                             ------------    ------------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
   Purchase of leasehold improvements and equipment             ($692,000)     ($413,000)
   Payment of acquisition and restructuring costs              (4,779,000)       (42,000)
                                                             ------------    ------------
       Net cash (used in) investing activities                ($5,471,000)     ($455,000)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances on short-term revolving line of credit                 --    ($5,631,000)
   Payments on long-term revolving line of credit             ($7,911,000)            --
   Payments on long-term debt                                 (40,855,000)    (5,194,000)
   Proceeds from issuance of convertible debt                  55,755,000             --
   Transaction costs associated with refinancing activities    (2,619,000)      (437,000)
   Proceeds from issuance of common stock                          19,000     16,185,000
                                                             ------------    ------------
       Net cash provided by financing activities               $4,389,000     $4,923,000
                                                             ------------    ------------
       Increase (decrease) in cash                              ($547,000)    $3,013,000
CASH
   Beginning                                                     $572,000         $9,000
                                                             ------------    ------------
   Ending                                                         $25,000     $3,022,000
                                                             ------------    ------------
                                                             ------------    ------------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)

                                                          Six Months Ended
                                                    --------------------------
                                                      June 28,       June 30,
                                                        1996           1995
                                                     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
Cash Payments For:
   Interest                                          $1,306,000     $834,000
                                                     ----------     --------
                                                     ----------     --------
   Income taxes                                      $  116,000     $203,000
                                                     ----------     --------
                                                     ----------     --------

 SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

 Acquisition of MS Electronics:
   Working capital acquired                          $  888,000

   Fair market value of other assets acquired
     including goodwill                               2,231,000
                                                     ----------
   Purchase price and related transaction costs      $3,119,000
                                                     ----------
                                                     ----------













                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 28, 1996
                                   (UNAUDITED)

                                                          Common Stock
                                             --------------------------------------
                                                                         Additional
                                Preferred      Shares                      paid-in       Retained
                                  Stock      Outstanding    Par Value      Capital       Earnings       Total
                                ---------    -----------    ---------    -----------    ----------   -----------
Balance, December 31, 1995          --         9,054,000       $9,000    $20,976,000    $6,407,000   $27,392,000
  Stock issued for options &        --             8,000           --         19,000            --        19,000
   other

  Net income                        --                --           --             --     2,877,000     2,877,000
                                ---------    -----------    ---------     ----------    ----------   -----------
Balance, June 28, 1996              --         9,062,000       $9,000    $20,995,000    $9,284,000   $30,288,000
                                ---------    -----------    ---------     ----------    ----------   -----------
                                ---------    -----------    ---------     ----------    ----------   -----------






















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

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended June 28, 1996 and June 30, 1995 are not necessarily indicative of the results which will be reported for the entire year.

     EARNINGS PER SHARE

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

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     INCOME TAXES

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

     In connection with the Deanco Acquisition, the Company has consolidated facilities and is eliminating redundant administrative costs. As part of the consolidation, the Company has closed certain of its own facilities and incurred other integration costs. During the fourth quarter of 1995, the Company recognized a restructuring charge of $1,450,000. During the six-month period ended June 28, 1996, $973,000 of these restructuring costs were paid. No adjustments were made to the original estimates of this restructuring charge.

     Also in connection with the Deanco Acquisition, the Company accrued restructuring costs of $3,100,000 relating to the consolidation of Deanco's operations into the Company. Those costs were recorded as a purchase accounting adjustment, resulting in an increase in

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


goodwill in the preliminary purchase price allocation. The preliminary allocation of the Deanco purchase price is expected to be finalized within the next six months once all final costs are established. No adjustments were made to the original estimates of these restructuring costs. At June 28, 1996, $733,000 of these costs have been paid. The Company expects the remaining costs to be paid out over the next 6 months as the integration is completed, except for those related to longer term facility leases of $600,000.

     The Company merged EDAC into the Company in January 1996 and has made applications with the applicable state authorities to merge Deanco into the Company as soon as practical.

MS ELECTRONICS

     On March 19, 1996, the Company completed the acquisition (the "MS Acquisition") of the assets and business of MS Electronics, Inc. ("MS Electronics"). MS Electronics specializes in the distribution of interconnect, electromechanical and passive electronic components and provides value-added assembly services in the Baltimore\Washington marketplace. The MS Acquisition was accounted for as a purchase. The purchase price and related transaction costs, including the assumption of MS Electronics' debt of $525,000, were approximately $3,119,000 and were paid in cash. The preliminary allocation of the purchase price is as follows:
$2,231,000 to estimated fair value of tangible assets acquired, $1,288,000 to liabilities assumed and $2,176,000 to cost in excess of net assets of business acquired (goodwill to be amortized over 15 years). The results of operations of MS Electronics subsequent to the date of the MS Acquisition are included in the Company's financial statements.

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

                                      Quarter Ended    Six Months Ended
                                      June 30, 1995     June 30, 1995
                                      ------------     -------------
          Net sales                   $ 54,224,000     $ 107,514,000
          Net income                  $  1,345,000     $   2,339,000
          Earnings per share          $        .17     $         .33
          Weighted average number
          of shares outstanding          8,101,000         7,001,000



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

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3. PUBLIC COMMON STOCK OFFERING, PRIVATE CONVERTIBLE DEBT OFFERING, STOCK OPTIONS AND NET OPERATING LOSS CARRYFORWARDS

PUBLIC COMMON STOCK OFFERING

     In the second quarter of 1995, the Company issued 3,165,000 shares of its common stock in a secondary offering. The net proceeds to the Company from that offering were approximately $15,700,000. The Company used the net proceeds to reduce the Company's existing indebtedness.

PRIVATE CONVERTIBLE DEBT OFFERING

     In the first quarter of 1996, the Company sold through the Note Offering $55,755,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2006. The Notes are convertible into 3,948,000 shares of the Company's common stock at a conversion price of $14.125 per share (subject to adjustment). The Company has filed a shelf registration statement with the Securities and Exchange Commission to register resales of the Notes and the common stock issuable upon conversion. This registration statement became effective on June 7, 1996. The net proceeds from the Note Offering were approximately $53,600,000 and were used to repay the Company's $30,000,000 term loan and to pay down its revolving line of credit.

STOCK OPTIONS

     The Company has a stock option plan adopted in 1992. The options granted vest at a rate of 25% per year over a four-year period and, in general, expire ten years from the date of grant. The options granted were granted at fair market value at the date of grant. Total options authorized for grant are 905,432, of which 533,071 have been granted as of June 28, 1996. During the six months ended June 28, 1996, 40,000 options were granted at average prices of $9.75 to $11.00 and 8,360 options were exercised. As of June 28, 1996, 372,361 options were available for grant.

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)





NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1995, the Company had net operating loss carryforwards ("NOLs") with the following expiration dates:

Expiration Date                             Federal        California
- ---------------                          -----------       ----------
   1997   . . . . . . . . . . . . . .    $        --       $   76,000
   1998   . . . . . . . . . . . . . .             --          953,000
   1999   . . . . . . . . . . . . . .      2,242,000          290,000
   2000   . . . . . . . . . . . . . .        490,000               --
   2005   . . . . . . . . . . . . . .      2,000,000               --
   2006   . . . . . . . . . . . . . .      2,053,000               --
   2007   . . . . . . . . . . . . . .      9,700,000               --
   2008   . . . . . . . . . . . . . .      2,500,000               --
   2009   . . . . . . . . . . . . . .        580,000               --
                                         -----------       ----------
                                         $19,565,000       $1,319,000
                                         -----------       ----------
                                         -----------       ----------

   Section 382 of the Internal Revenue Code of 1986, as amended and the related regulations and California law impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with the 1993 merger of RicheyImpact Electronics, Inc. and Brajdas Corporation constitutes a more than 50% ownership change. As a result, the usage of the NOLs is restricted to approximately $5,000,000 on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            SUMMARY OF SELECTED DATA
                                   (UNAUDITED)

   The following table sets forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.

                                                   Quarter Ended      Six Months Ended
                                                 ------------------  ------------------
                                                 June 28,  June 30,  June 28,  June 30,
                                                   1996      1995      1996      1995
                                                 --------  --------  --------  --------
STATEMENTS OF OPERATIONS DATA:
Net Sales . . . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%
Cost of Goods Sold. . . . . . . . . . . . . . .    74.6      76.5      75.0      76.0
                                                  -----     -----     -----     -----
     Gross Profit . . . . . . . . . . . . . . .    25.4      23.5      25.0      24.0
                                                  -----     -----     -----     -----
Selling, warehouse, general & administrative. .    17.5      17.2      18.0      17.7
Amortization of intangibles . . . . . . . . . .     0.6       0.3       0.6       0.4
                                                  -----     -----     -----     -----
     Operating Income . . . . . . . . . . . . .     7.3       6.0       6.4       5.9
Interest Expense. . . . . . . . . . . . . . . .     2.3       0.6       2.3       1.1
                                                  -----     -----     -----     -----
     Income before income taxes . . . . . . . .     5.0       5.4       4.1       4.8
Federal and state income taxes. . . . . . . . .     2.0       2.2       1.6       1.9
                                                  -----     -----     -----     -----
Net Income. . . . . . . . . . . . . . . . . . .     3.0%      3.2%      2.5%      2.9%
                                                  -----     -----     -----     -----
                                                  -----     -----     -----     -----

                                                      June 28,    March 29,   Dec. 31,    Sept. 29, June  30,
                                                        1996        1996        1995        1995      1995
                                                      --------    ---------   --------    --------- ---------
BALANCE SHEET DATA:
Total assets (000). . . . . . . . . . . . . . . . .   $129,828    $128,099    $118,941    $42,332    $40,810
Working capital (000) . . . . . . . . . . . . . . .   $ 41,221    $ 39,717    $ 34,076    $19,996    $19,828
Ratio of current assets to current liabilities. . .        2.4         2.4         2.2        2.3        2.3
Short-term debt (000) . . . . . . . . . . . . . . .   $    219    $    136    $    835    $ 3,131    $ 3,212
Subordinated notes payable (000). . . . . . . . . .   $  2,956    $  2,982    $  2,982    $     0    $     0
Convertible subordinated notes payable (000)  . . .   $ 55,755    $ 55,755    $      0    $     0    $     0
Other long-term debt (000). . . . . . . . . . . . .   $ 10,546    $ 11,377    $ 58,670    $     0    $     0
Inventory turnover. . . . . . . . . . . . . . . . .        4.9         5.2         5.0        5.0        5.2
Days sales outstanding in accounts receivable . . .       46.4        45.7        41.8       45.0       42.1
Stockholders' equity (000). . . . . . . . . . . . .   $ 30,288    $ 28,555    $ 27,392    $27,183    $26,122

RESULTS OF OPERATIONS

     Net income for the second quarter of 1996 was $1,735,000 compared with net income of $909,000 for the second quarter of 1995, an increase of $826,000 or 91%. For the second quarter of 1996, earnings per share increased to $0.18 based on fully diluted weighted average number of shares outstanding of 13,006,000, up from $0.11 per share, for the second quarter of 1995, based on weighted average number of shares outstanding of 8,101,000. Net income for the six-month period ended June 28, 1996 was $2,877,000 ($0.31 per share, fully diluted) compared with $1,589,000 ($0.23 per share, fully diluted) for the corresponding period in 1995.

     Net sales for the quarter ended June 28, 1996 rose to $58,212,000 from $28,305,000 for the quarter ended June 30, 1995, an increase of 106%. Net sales for the first six months of 1996 were $116,596,000 compared to net sales of $54,901,000 for the same period in 1995. Net sales of electronic components increased to $42,405,000 in the second quarter of 1996 from $20,363,000 in the second quarter of 1995, an increase of 108%. Net sales of value-added assembly services increased to $15,807,000 for the second quarter of 1996 from $7,942,000 for the corresponding period of 1995, an increase of 99%. Component and value-added sales increased as a result of acquisitions and an increase in product offerings due to new franchises and expanded geographic coverage of existing franchises. Pro forma for the Deanco Acquisition, net sales would have been $54,224,000 for the second quarter of 1995 and $107,514,000 for the first six months of 1995 compared with net sales of $58,212,000 for the second quarter of 1996 and $116,596,000 for the first six months of 1996.

     The Company is currently engaged in discussions with AMP, whose distribution products represent approximately 3.5% of the Company's net sales, pertaining to AMP's new policies that, as of January 1, 1997, AMP will no longer supply an AMP distributor with interconnect products unless the distributor agrees not to distribute the products of certain competitors of AMP. The Company currently is evaluating its alternatives with respect to supply arrangements for these products. In the event that AMP does not change its new policies, the Company could be required to terminate its relationships with AMP or with one or more of AMP's competitors. Any such termination(s) would adversely affect the Company's revenues.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at June 28, 1996 was $52,612,000, up from $26,500,000 at June 30, 1995 and down from $53,000,000 at December 31, 1995. A reduction of $1,000,000 in order backlog in the first six months of 1996 is attributable to conforming Deanco's December 31, 1995 order backlog to Company policies.

     Gross profit margin for the first six months of 1996 was 25.0% compared to gross profit margin of 24.0% for the first six months of 1995. The gross profit margin for the second quarter of 1996 rose by 1.9% from margins achieved in the second quarter of 1995. Gross profit margin improved from 24.5% in the first quarter of 1996 to 25.4% in the second quarter of 1996 as a result of changes in distribution order mix and an increased percentage of orders to be shipped in under 30 days which typically have higher margins than orders with longer shipment schedules. The Company also experienced an increase in value-added gross profit margins for the second quarter of 1996 as a result of short-term scheduling adjustments by customers. In addition, the Company has installed its gross margin disciplines in the acquired Deanco operations.

     Operating expenses for the quarter ended June 28, 1996 increased to $10,572,000 from $4,956,000 for the corresponding period in 1995 due primarily to acquisitions. As a percentage of net sales, operating expenses increased 0.6% for the quarter ended June 28, 1996 compared to the same period in 1995, half of which is attributable to the amortization of intangibles associated with the Deanco Acquisition. In the second quarter of 1996, the Company began to see a substantial portion of the expected savings from the operating leverage generated by the Deanco Acquisition. Operating expenses for the first six months of 1996 increased to $21,689,000 from $9,911,000 for the first six months of 1995. Operating expenses, as a percentage of net sales, were 18.6% for the first six months of 1996 and 18.1% for the corresponding period in 1995. This increase in expenses as a percentage of sales was primarily due to the fact that Deanco's expenses as a percentage of sales were historically significantly higher than those of the Company and during the first six months of 1996 the Company realized only a portion of the expected costs savings from the ongoing integration of Deanco into the Company.

     Interest expense for the second quarter of 1996 was $1,339,000 as compared with $185,000 for the second quarter of 1995. The increase in interest expense was primarily due to the Company's financing activities relating to acquisitions.

     Federal and state income tax expense increased to $1,160,000 (40% effective rate) for the quarter ended June 28, 1996 from $610,000 (40% effective rate) for the corresponding period of 1995. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1996, the Company sold through a private offering $55,755,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2006. The net proceeds from the Note Offering were approximately $53,600,000 and were used to repay the Company's $30,000,000 term loan and to pay down its revolving line of credit. See Note 3 of Notes to Condensed Financial Statements.

     The Company currently maintains with Wells Fargo Bank, N.A., as successor to First Interstate Bank of California, a $45 million revolving line of credit. As of June 28, 1996, the Company had outstanding borrowings under this revolving line of credit of $10,450,000 and additional borrowing capacity of $30,000,000.

     Working capital increased to $41,221,000 on June 28, 1996 from $34,076,000 on December 31, 1995, an increase of $7,145,000. During the first six months of 1996, the Company generated $8,850,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $3,654,000 for the first six months of 1995, an increase of 142%.

     During the first six months of 1996, operating activities generated $6,464,000 in cash from net income, depreciation, amortization, deferred income taxes, decreases in other assets and increases in accounts payable and accrued expenses. During the same period, the Company invested $2,636,000 in receivables and $3,293,000 in inventories. Thus, operating activities for the first six months of 1996 provided net cash of $535,000, as compared to net cash of $1,455,000 used in operating activities for the first six months of 1995. During the first six months of 1996, the Company used an additional $5,471,000 of cash for investing activities, including $692,000 for capital expenditures and $4,779,000 for acquisition and restructuring costs relating primarily to the MS Acquisition and payment of restructuring costs accrued in connection with the Deanco Acquisition. See Note 2 of Notes to Condensed Financial Statements. This use of cash was financed by borrowings.

     For the quarter ended June 28, 1996, inventory turnover was 4.9x compared to 5.2x for the quarter ended March 29, 1996 and 5.0x for the quarter ended December 31, 1995. The inventory turnover of 4.9x for the second quarter of 1996 is consistent with the Company's current target for inventory turnover.

     Days sales outstanding were 46.4 days at June 28, 1996 compared to 41.8 days at December 31, 1995 and 45.7 days at March 29, 1996. This increase in the number of days outstanding is due primarily to the fact that Deanco's days outstanding were historically higher than those of the Company. Management expects to be able, over the long term, to improve the number of days outstanding to those historically experienced by the Company.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its annual meeting of stockholders on May 7, 1996. C. Don Alverson, Thomas W. Blumenthal, William C. Cacciatore, Edward L. Gelbach, Greg A. Rosenbaum, Norbert W. St. John and Donald I. Zimmerman were each reelected to serve as directors until the next annual meeting of stockholders, and received votes as follows:

                                     Number of Votes   Number of Votes
                                        Cast for        Withheld from
               Name                   His Election      His Election
               ----                  ---------------   ---------------
          C. Don Alverson               6,673,057           935
          Thomas W. Blumenthal          6,673,057           935
          William C. Cacciatore         6,673,057           935
          Edward L. Gelbach             6,673,050           942
          Greg A. Rosenbaum             6,672,957         1,035
          Norbert W. St. John           6,673,050           942
          Donald I. Zimmerman           6,673,050           942

          At this annual meeting, stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for 1996. 6,670,227 votes were cast for, 2,620 votes were cast against and 1,145 votes abstained from ratifying such appointment.

          At this annual meeting, stockholders also voted to approve an amendment to the Company's 1992 Stock Option Plan (the "Plan") to increase the maximum number of shares which may be sold pursuant to options granted under the Plan to 905,432, subject to adjustment as provided in the Plan upon certain changes in the Company's stock. 6,546,216 votes were cast for, 76,100 votes were cast against and 4,215 votes abstained from approving such amendment.

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

          10.1 Employment Agreement between William Class and Richey Electronics, Inc. dated as of January 1, 1996.

          11.1 Statement regarding computation of per share earnings.

          27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K dated March 22, 1996 and filed on April 2, 1996 (reporting on completion of the Note Offering).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RICHEY ELECTRONICS, INC.
                                           (Registrant)



                                       By  /s/ RICHARD N. BERGER
                                         ----------------------------------
                                           Richard N. Berger
                                           Vice President,
                                           Chief Financial Officer
                                           and Secretary







August 9, 1996

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

   10.1 Employment Agreement between William Class and Richey Electronics, Inc. dated as of January 1, 1996.

   11.1        Statement regarding computation of per share earnings.

   27.1        Financial Data Schedule.