Form 10-Q
period 1996-09-27
RICHEY ELECTRONICS INC
filed 1996-11-08
CIK 320591

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549





[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996

Commission File Number: 0-9788


                        RICHEY ELECTRONICS, INC.
               -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                              33-0594451
------------------------------------         -----------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)            No.)

               7441 Lincoln Way, Garden Grove, California     92641
                -----------------------------------------------------------
               (Address of Principal Executive Office)      (Zip Code)

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

          As of November 5, 1996, 9,062,685 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                            PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                               RICHEY ELECTRONICS, INC.
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                  September 27,   December 31,
                                                      1996            1995
                                                  --------------  -------------
 ASSETS

 CURRENT ASSETS
     Cash                                         $       31,000  $     572,000
     Trade receivables                                27,232,000     25,622,000
     Inventories                                      37,817,000     31,450,000
     Deferred income taxes                             3,948,000      3,948,000
     Other current assets                              1,008,000      1,481,000
                                                  --------------  -------------
          Total current assets                    $   70,036,000  $  63,073,000
                                                  --------------  -------------
 LEASEHOLD IMPROVEMENTS, EQUIPMENT
     FURNITURE AND FIXTURES, net                  $    3,673,000  $   3,469,000
                                                  --------------  -------------
 OTHER ASSETS AND INTANGIBLES
     Deferred income taxes                        $    3,825,000  $   4,979,000
     Deferred debt costs                               2,764,000        500,000
     Other                                               561,000        661,000
     Goodwill                                         47,561,000     46,259,000
                                                  --------------  -------------
                                                  $   54,711,000  $  52,399,000
                                                  --------------  -------------
                                                  $  128,420,000  $ 118,941,000
                                                  --------------  -------------
                                                  --------------  -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Current maturities of long-term debt         $      263,000  $     835,000
     Accounts payable                                 20,838,000     18,250,000
     Accrued expenses                                  4,497,000      6,088,000
     Accrued restructuring costs                       1,127,000      3,824,000
                                                  --------------  -------------
          Total current liabilities               $   26,725,000  $  28,997,000
                                                  --------------  -------------
 ACCRUED RESTRUCTURING COSTS                      $      900,000  $     900,000
                                                  --------------  -------------

 LONG-TERM DEBT
     Subordinated notes payable                   $    2,958,000  $   2,982,000
     Convertible subordinated notes payable           55,755,000              -
     Other long-term debt                             10,034,000     58,670,000
                                                  --------------  -------------
                                                  $   68,747,000  $  61,652,000
                                                  --------------  -------------

 STOCKHOLDERS' EQUITY
     Preferred Stock                                           -              -
     Common Stock                                          9,000          9,000
     Additional paid-in-capital                       21,001,000     20,976,000
     Retained earnings                                11,038,000      6,407,000
                                                  --------------  -------------
          Total stockholders' equity              $   32,048,000  $  27,392,000
                                                  --------------  -------------
                                                  $  128,420,000  $ 118,941,000
                                                  --------------  -------------
                                                  --------------  -------------


                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                     Quarter Ended                  Nine Months Ended
                              ----------------------------    ---------------------------
                              September 27,   September 29    September 27   September 29
                                   1996            1995           1996           1995
                              -------------   ------------    ------------   ------------
Net Sales                      $53,713,000     $28,803,000    $170,309,000   $83,704,000

Cost of Goods Sold              39,597,000      21,872,000     127,074,000    63,600,000
                              -------------   ------------    ------------   ------------

Gross Profit                   $14,116,000     $ 6,931,000    $ 43,235,000   $20,104,000
                              -------------   ------------    ------------   ------------

Operating expenses
  Selling, warehouse,
  general, and
  administrative               $ 9,298,000     $ 4,957,000    $ 30,284,000   $14,658,000
Amortization of intangibles        369,000         107,000       1,072,000       317,000
                              -------------   ------------    ------------   ------------
                               $ 9,667,000     $ 5,064,000    $ 31,356,000   $14,975,000
                              -------------   ------------    ------------   ------------

  Operating income             $ 4,449,000     $ 1,867,000    $ 11,879,000   $ 5,129,000
Interest Expense                 1,519,000          80,000       4,150,000       687,000
                              -------------   ------------    ------------   ------------

  Income before income taxes   $ 2,930,000     $ 1,787,000    $  7,729,000   $ 4,442,000

Federal and state income taxes   1,176,000         717,000       3,098,000     1,783,000
                              -------------   ------------    ------------   ------------

  Net income                   $ 1,754,000     $ 1,070,000    $  4,631,000   $ 2,659,000
                              -------------   ------------    ------------   ------------
                              -------------   ------------    ------------   ------------

  Earnings per Share
       Primary                       $0.19           $0.12           $0.51         $0.35
                              -------------   ------------    ------------   ------------
                              -------------   ------------    ------------   ------------
       Fully Diluted                 $0.18           $0.12           $0.50         $0.35
                              -------------   ------------    ------------   ------------
                              -------------   ------------    ------------   ------------

  Weighted Average number of shares
  outstanding
       Primary                    9,063,000      9,054,000       9,059,000      7,688,000
                              -------------   ------------    ------------   ------------
                              -------------   ------------    ------------   ------------
       Fully Diluted             13,010,000      9,054,000      12,153,000      7,688,000
                              -------------   ------------    ------------   ------------
                              -------------   ------------    ------------   ------------


                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                              -----------------------------
                                                               September 27,   September 29,
                                                                   1996            1995
                                                              --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 4,631,000     $ 2,659,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                2,325,000         636,000
   Deferred income taxes                                        1,154,000         991,000
   Changes in operating assets and liabilities:
     (Increase) in trade receivables                             (215,000)     (2,563,000)
     (Increase) in inventories                                 (5,589,000)     (2,032,000)
     Decrease in other assets                                     460,000         115,000
     (Decrease) in accounts payable
        and accrued expenses                                     (291,000)       (889,000)
                                                              --------------  -------------
    Net cash provided by (used in) operating activities       $ 2,475,000     ($1,083,000)
                                                              --------------  -------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
    Purchase of leasehold improvements and equipment          ($1,005,000)      ($722,000)
    Payment of acquisition and restructuring costs             (5,892,000)     (1,261,000)
                                                              --------------  -------------
      Net cash (used in) investing activities                 ($6,897,000)    ($1,983,000)
                                                              --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances on short-term revolving line of credit                 -     ($5,712,000)
    Payments on long-term revolving line of credit            ($8,361,000)              -
    Payments on long-term debt                                (40,871,000)     (5,194,000)
    Proceeds from issuance of convertible debt                 55,755,000               -
    Transaction costs associated with refinancing activities   (2,667,000)       (466,000)
    Proceeds from issuance of common stock                         25,000      16,205,000
                                                              --------------  -------------
      Net cash provided by financing activities               $ 3,881,000     $ 4,833,000
                                                              --------------  -------------
      Increase (decrease) in cash                               ($541,000)    $ 1,767,000

CASH
    Beginning                                                 $   572,000     $     9,000
                                                              --------------  -------------
    Ending                                                    $    31,000     $ 1,776,000
                                                              --------------  -------------
                                                              --------------  -------------


                                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                         RICHEY ELECTRONICS, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                              (UNAUDITED)

                                                                     Nine Months Ended
                                                              -----------------------------
                                                               September 27,   September 29,
                                                                   1996            1995
                                                              --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION
Cash Payments For:
  Interest                                                    $ 3,479,000     $   983,000
                                                              ==============  =============
  Income taxes                                                $   349,000     $   573,000
                                                              ==============  =============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

Acquisition of MS Electronics:
   Working capital acquired                                   $   888,000
   Fair market value of other assets acquired
    including goodwill                                          2,231,000
                                                              --------------
   Purchase price and related transaction costs               $ 3,119,000
                                                              ==============

Acquisition of Inland Empire Interconnects:
    Working capital acquired                                                  $   156,000
    Fair market value of equipment acquired                                       520,000
    Fair market value of other assets acquired including goodwill                 711,000
                                                                              -------------
    Purchase price and related transaction costs                              $ 1,387,000
                                                                              =============


                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                 RICHEY ELECTRONICS, INC.
                                     CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                         NINE MONTHS ENDED SEPTEMBER 27, 1996
                                                      (UNAUDITED)



                                                               Common Stock
                                                  ----------------------------------------
                                                                                Additional
                                     Preferred       Shares                       paid-in      Retained
                                       Stock       Outstanding     Par Value      Capital      Earnings       Total
                                    -----------   -------------   -----------  ------------   ----------   -----------
Balance, December 31, 1995                    -       9,054,000        $9,000   $20,976,000   $6,407,000   $27,392,000
     Stock issued for options &               -           9,000             -        25,000            -        25,000
      other
     Net income                               -               -             -             -     4,631,000    4,631,000
                                    -----------   -------------   -----------  ------------   -----------  -----------
Balance, September 27, 1996                   -       9,063,000        $9,000   $21,001,000   $11,038,000  $32,048,000
                                    ===========   =============   ===========  ============   ===========  ===========



                      SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                             RICHEY ELECTRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Richey Electronics, Inc. is a specialty distributor of electronic components and a provider of related value-added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended September 27, 1996 and September 29, 1995 are not necessarily indicative of the results which will be reported for the entire year.

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

     In connection with the Deanco Acquisition, the Company has consolidated facilities and eliminated significant redundant administrative costs. As part of the consolidation, the Company has closed certain of its own facilities and incurred other integration costs. During the fourth quarter of 1995, the Company recognized a restructuring charge of $1,450,000. During the nine-month period ended September 27, 1996, $1,250,000 of these restructuring costs were paid. No adjustments were made to the original estimates of this restructuring charge.

     Also in connection with the Deanco Acquisition, the Company accrued restructuring costs of $3,100,000 relating to the consolidation of Deanco's operations into the Company.

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

Those costs were recorded as a purchase accounting adjustment, resulting in an increase in goodwill in the preliminary purchase price allocation. The preliminary allocation of the Deanco purchase price will be finalized when all final costs are established. No adjustments were made to the original estimates of these restructuring costs. At September 27, 1996, $1,523,000 of these costs have been paid.

     The Company merged EDAC into the Company in January 1996 and merged Deanco into the Company in October 1996.

MS ELECTRONICS

     On March 19, 1996, the Company completed the acquisition (the "MS Acquisition") of the assets and business of MS Electronics, Inc. ("MS Electronics"). MS Electronics specializes in the distribution of interconnect, electromechanical and passive electronic components and provides value-added assembly services in the Baltimore/Washington marketplace. The MS Acquisition was accounted for as a purchase. The purchase price and related transaction costs, including the assumption of MS Electronics' debt of $525,000, were approximately $3,119,000 and were paid in cash. The allocation of the purchase price is as follows: $2,231,000 to estimated fair value of tangible assets acquired, $1,288,000 to liabilities assumed and $2,176,000 to cost in excess of net assets of business acquired (goodwill to be amortized over 15 years). The results of operations of MS Electronics subsequent to the date of the MS Acquisition are included in the Company's financial statements.

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

                             Quarter Ended           Nine Months Ended
                           September 29, 1995        September 29, 1995
                           ------------------        ------------------
Net sales                     $ 54,096,000             $ 161,610,000
Net income                    $  1,532,000             $   3,871,000
Earnings per share            $        .17             $         .50
Weighted average number
of shares outstanding            9,054,000                 7,688,000

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

PRIVATE CONVERTIBLE DEBT OFFERING

     In the first quarter of 1996, the Company sold through the Note Offering $55,755,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2006. The Notes are convertible into 3,947,000 shares of the Company's common stock at a conversion price of $14.125 per share (subject to adjustment). The Company has filed a shelf registration statement with the Securities and Exchange Commission to register resales of the Notes and the common stock issuable upon conversion. This registration statement became effective on June 7, 1996. The net proceeds from the Note Offering were approximately $53,600,000 and were used to repay the Company's $30,000,000 term loan and to pay down its revolving line of credit.

STOCK OPTIONS

     The Company has a stock option plan adopted in 1992. The options granted vest at a rate of 25% per year over a four-year period and, in general, expire ten years from the date of grant. The options granted were granted at fair market value at the date of grant. Total options authorized for grant are 905,432, of which 628,371 have been granted as of September 27, 1996. During the nine months ended September 27, 1996, 135,300 options were granted at average prices of $9.50 to $11.00, 8,360 options were exercised, and 7,363 options expired and became available again for grant. As of September 27, 1996, 284,424 options were available for grant.

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1995, the Company had net operating loss carryforwards ("NOLs") with the following expiration dates:

       Expiration Date             Federal       California
       ---------------           -----------    ------------
          1998 . . . . . . . . . $         -     $144,000
          1999 . . . . . . . . .     600,000      269,000
          2000 . . . . . . . . .     490,000            -
          2005 . . . . . . . . .   2,000,000            -
          2006 . . . . . . . . .   2,222,000            -
          2007 . . . . . . . . .   9,673,000            -
          2008 . . . . . . . . .   2,588,000            -
          2009 . . . . . . . . .     771,000            -
                                 -----------    ------------
                                 $18,344,000     $413,000
                                 ===========    ============

     Section 382 of the Internal Revenue Code of 1986, as amended and the related regulations and California law impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with the 1993 merger of RicheyImpact Electronics, Inc. and Brajdas Corporation, constitute a more than 50% ownership change. As a result, the usage of the NOLs is restricted to approximately $5,000,000 on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             SUMMARY OF SELECTED DATA
                                  (UNAUDITED)

     The following table sets forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.

                                                     Quarter Ended        Nine Months Ended
                                                 ---------------------  ---------------------
                                                 Sept. 27,   Sept. 29,  Sept. 27   Sept. 29
                                                   1996        1995       1996      1995
                                                 ---------   --------   --------   --------
Statements of Operations Data:
------------------------------
Net Sales . . . . . . . . . . . . . . . . . . .   100.0%       100.0%     100.0%    100.0%
Cost of Goods Sold  . . . . . . . . . . . . . .    73.7         75.9       74.6      76.0
                                                 ---------   --------   --------   --------
         Gross Profit . . . . . . . . . . . . .    26.3         24.1       25.4      24.0
                                                 ---------   --------   --------   --------
Selling, warehouse, general & administrative  .    17.3         17.2       17.8      17.5
Amortization of intangibles . . . . . . . . . .     0.7          0.4        0.6       0.4
                                                 ---------   --------   --------   --------
         Operating Income . . . . . . . . . . .     8.3          6.5        7.0       6.1
Interest Expense  . . . . . . . . . . . . . . .     2.8          0.3        2.5       0.8
                                                 ---------   --------   --------   --------
         Income before income taxes . . . . . .     5.5          6.2        4.5       5.3
Federal and state income taxes  . . . . . . . .     2.2          2.5        1.8       2.1
                                                 ---------   --------   --------   --------
Net Income  . . . . . . . . . . . . . . . . . .     3.3%         3.7%       2.7%      3.2%
                                                 =========   ========   ========   ========


                                                      Sept. 27,    June 28,    March 29,    Dec. 31,    Sept. 29,
                                                        1996         1996        1996         1995        1995
                                                      ---------    --------    ---------    --------    ---------
Balance Sheet Data:
-------------------
Total assets (000) . . . . . . . . . . . . . . . . .  $128,420     $129,828    $128,099     $118,941    $42,332
Working capital (000)  . . . . . . . . . . . . . . .  $ 43,311     $ 41,221    $ 39,717     $ 34,076    $19,996
Ratio of current assets to current liabilities . . .       2.6          2.4         2.4          2.2        2.3
Short-term debt (000)  . . . . . . . . . . . . . . .  $    263     $    219    $    136     $    835    $ 3,131
Subordinated notes payable (000) . . . . . . . . . .  $  2,958     $  2,956    $  2,982     $  2,982    $     0
Convertible subordinated notes payable (000) . . . .  $ 55,755     $ 55,755    $ 55,755     $      0    $     0
Other long-term debt (000) . . . . . . . . . . . . .  $ 10,034     $ 10,546    $ 11,377     $ 58,670    $     0
Inventory turnover . . . . . . . . . . . . . . . . .       4.2          4.9         5.2          5.0        5.0
Days sales outstanding in accounts receivable  . . .      46.1         46.4        45.7         41.8       45.0
Stockholders' equity (000) . . . . . . . . . . . . .  $ 32,048     $ 30,288    $ 28,555     $ 27,392    $27,183


RESULTS OF OPERATIONS

     Net income for the third quarter of 1996 was $1,754,000 compared with net income of $1,070,000 for the third quarter of 1995, an increase of $684,000 or 64%. For the third quarter of 1996, earnings per share increased to $0.18 based on fully diluted weighted average number of shares outstanding of 13,010,000, up from $0.12 per share for the third quarter of 1995, based on weighted average number of shares outstanding of 9,054,000. Net income for the nine-month period ended September 27, 1996 was $4,631,000 ($0.50 per share, fully diluted) compared with $2,659,000 ($0.35 per share) for the corresponding period in 1995, an increase of 74%.

     Net sales for the quarter ended September 27, 1996 rose to $53,713,000 from $28,803,000 for the quarter ended September 29, 1995, an increase of 86%. Net sales for the first nine months of 1996 were $170,309,000 compared to net sales of $83,704,000 for the same period in 1995, an increase of 103%. Net sales of electronic components increased to $36,454,000 in the third quarter of 1996 from $20,523,000 in the third quarter of 1995, an increase of 78%. Net sales of value-added assembly services increased to $17,259,000 for the third quarter of 1996 from $8,280,000 for the corresponding period of 1995, an increase of 108%. Component and value-added sales increased as a result of acquisitions and an increase in product offerings due to new franchises and expanded geographic coverage of existing franchises. Pro forma for the Deanco Acquisition, net sales would have been $54,096,000 for the third quarter of 1995 and $161,610,000 for the first nine months of 1995.

          Net sales for the third quarter of 1996 declined 8% as compared to net sales for the second quarter of 1996. The decline was a result of poor industry-wide market conditions, reflected by decreases in incoming orders and order quantities from the Company's component distribution customers and decreases in their inventory stocking levels. Sales of value-added assembly services remained strong in the third quarter, as customers continued to look to distribution to outsource their assembly requirements. Stronger gross margins, expense controls in light of market conditions and operating leverage from acquisition integrations resulted in a 1% increase in net income for the third quarter compared to the second quarter, despite the decline in net sales.

          During the third quarter of 1996, the Company decided to discontinue its representation of AMP in the component distribution market, effective January 1, 1997. The decision was made in response to new polices of AMP which would have required the Company to discontinue its representation of certain competitors of AMP. The distribution of AMP interconnect products represents approximately 3.5% of the Company's net sales. Management expects to replace a significant part of these sales by substituting interconnect products of other suppliers. AMP will continue as a supplier of the Company's value-added services business.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at September 27, 1996 was $51,000,000, up from $30,300,000 at September 29, 1995 and down from
$53,000,000 at December 31, 1995. The reduction of $2,000,000 in order backlog in the first nine months of 1996 is attributable to conforming Deanco's December 31, 1995 order backlog to Company policies and the decline in business activity in the third quarter.

     Gross profit margin for the first nine months of 1996 was 25.4% compared to gross profit margin of 24.0% for the first nine months of 1995. Gross profit margin for the third quarter of 1996 was 26.3%, an improvement from 24.5% in the first quarter of 1996 and 25.4% in the second quarter of 1996. The gross profit margin for the third quarter of 1996 rose by 2.2% from margins achieved in the third quarter of 1995. Growth in the Company's higher margin, value-added services business contributed to higher gross margins. In addition, there was an increased percentage of component orders to be shipped in under 30 days which typically have higher margins than orders with longer shipment schedules.

     Operating expenses for the quarter ended September 27, 1996 increased to $9,667,000 from $5,064,000 for the corresponding period in 1995 due primarily to acquisitions. As a percentage of net sales, operating expenses increased 0.4% for the quarter ended September 27, 1996 compared to the same period in 1995, of which 0.3% was attributable to the amortization of intangibles associated with the Deanco Acquisition. Operating expenses for the first nine months of 1996 increased to $31,356,000 from $14,975,000 for the first nine months of 1995. Operating expenses, as a percentage of net sales, were 18.4% for the first nine months of 1996 and 17.9% for the corresponding period in 1995. This increase in expenses as a percentage of sales was primarily due to the fact that Deanco's expenses as a percentage of sales were historically significantly higher than those of the Company and during the first few months of 1996 the Company realized only a portion of the expected costs savings from the integration of Deanco into the Company. The operational integration of Deanco and MS Electronics was completed in the third quarter of 1996 and contributed to a $900,000 reduction in operating expenses for the third quarter from the second quarter of 1996.

     Interest expense for the third quarter of 1996 was $1,519,000 as compared with $80,000 for the third quarter of 1995. The increase in interest expense was primarily due to the Company's financing activities relating to acquisitions.

     Federal and state income tax expense increased to $1,176,000 (40% effective rate) for the quarter ended September 27, 1996 from $717,000 (40% effective rate) for the corresponding period of 1995. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1996, the Company sold, through a private offering, $55,755,000 aggregate principal amount of its 7% Convertible Subordinated Notes due 2006. The net proceeds from the Note Offering were approximately $53,600,000 and were used to repay the Company's $30,000,000 term loan and to pay down its revolving line of credit. See Note 3 of Notes to Condensed Financial Statements.

          The Company currently maintains with Wells Fargo Bank, N.A., as successor to First Interstate Bank of California, a $45 million revolving line of credit. As of September 27, 1996, the Company had outstanding borrowings under this revolving line of credit of $10,000,000 and additional borrowing capacity of $31,000,000.

          Working capital increased to $43,311,000 on September 27, 1996 from $34,076,000 on December 31, 1995, an increase of $9,235,000. During the first nine months of 1996, the Company generated $14,204,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $5,765,000 for the first nine months of 1995, an increase of 146%.

          During the first nine months of 1996, operating activities generated $8,570,000 in cash from net income, depreciation, amortization, deferred income taxes and decreases in other assets. During the same period, the Company invested $215,000 in receivables, $5,589,000 in inventories and $291,000 in accounts payable and accrued expenses. Thus, operating activities for the first nine months of 1996 provided net cash of $2,475,000, as compared to net cash of $1,083,000 used in operating activities for the first nine months of 1995. During the first nine months of 1996, the Company used an additional $6,897,000 of cash for investing activities, including $1,005,000 for capital expenditures, $3,119,000 for acquisition costs relating to the MS Acquisition and $2,773,000 for payment of restructuring costs accrued in connection with the Deanco Acquisition. See Note 2 of Notes to Condensed Financial Statements. This use of cash was financed by borrowings.

     For the quarter ended September 27, 1996, inventory turnover was 4.2x compared to 4.9x for the quarter ended June 28, 1996 and 5.0x for the quarter ended December 31, 1995. The inventory turnover of 4.2x for the third quarter of 1996 is below the Company's current target for inventory turnover and was primarily due to component distribution customers decreasing their inventory stocking levels and suppliers rescheduling their shipments in response to changes in market conditions during the third quarter. The Company has implemented programs to adjust inventory levels to the changes in demand.

     Days sales outstanding were 46.1 days at September 27, 1996 compared to
46.4 days at June 28, 1996 and 41.8 days at December 31, 1995. This increase in the number of days outstanding is due primarily to the fact that Deanco's days outstanding were historically higher than those of the Company. Management is taking steps to improve the receivables days outstanding.

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

         11.1  Statement regarding computation of per share earnings

         27.1  Financial Data Schedule

          (b)  Reports on Form 8-K.

               None

                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RICHEY ELECTRONICS, INC.
                                           (Registrant)



                                   By /s/ Richard N. Berger
                                      --------------------------
                                       Richard N. Berger
                                       Vice President,
                                       Chief Financial Officer
                                       and Secretary


November 8, 1996

                                       EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION

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

     11.1        Statement regarding computation of per share earnings

     27.1        Financial Data Schedule