Form 10-K405
period 1996-12-31
RICHEY ELECTRONICS INC
filed 1997-03-21
CIK 320591

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

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
                                   (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               -----   -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 20, 1997, was $81,448,925 based on the last sales price on the Nasdaq Stock Market ("Nasdaq") on that date.

    As of March 20, 1997, 9,062,685 shares of the registrant's common stock were outstanding.
--------------------------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Richey Electronics, Inc.'s (the "Company" or "Richey Electronics") proxy statement for its annual meeting of stockholders to be held on May 1, 1997, which is being filed with the Securities and Exchange Commission (the "Commission") concurrently herewith, are incorporated by reference into
Part III of this Form 10-K (Items 10 through 13).

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Richey Electronics is a leading specialty distributor of interconnect, electromechanical and passive electronic components and a provider of related value-added assembly services to more than 16,000 customers nationwide. Richey Electronics has been built through a series of transactions beginning in December 1990 with the acquisition of the operations of Richey/Impact Electronics Inc. and continuing with the merger with Brajdas Corporation in 1993 and the acquisition of the operations of In-Stock in 1994, IEI and Deanco in 1995 and MS Electronics and Summit Distributors in 1996. Since the initial acquisition, the Company's growth has been directed by one of the most experienced management teams in its industry. Through acquisitions and internal growth that improved the Company's operating leverage, Richey Electronics' sales and earnings have increased from approximately $33.0 million and $700,000, respectively, in 1991 to $226.2 million and $6.5 million, respectively, in 1996. Giving pro forma effect to the acquisition of Deanco, the Company ranked in 1995 as the third largest distributor of interconnect devices in the United States and as the sixth largest distributor of electromechanical/passive components in the United States, based on information presented in the April 25, 1996 edition of PURCHASING MAGAZINE.

    The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. Richey Electronics currently distributes electronic components for more than 100 component manufacturers, of which more than 80 have franchised the Company nationally by agreeing to supply its distribution activities in all of its present and future locations. Management believes that the Company represents the broadest line of connector manufacturers in its industry, with nine of the ten leading North American manufacturers supplying the Company. The Company is nationally franchised by eight of these leading manufacturers.
Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. The Company's customers are primarily small- and medium-sized original equipment manufacturers ("OEMs") that produce electronic equipment used in a wide variety of industries, including the telecommunications, computer, medical, transportation and aerospace industries.

    In 1996, the Company continued to complete strategic acquisitions. On March 19, 1996, the Company acquired the assets and business of MS Electronics, Inc. ("MS Electronics"). MS Electronics specializes in the distribution of interconnect, electromechanical and passive electronic components and provides related value-added assembly services in the Baltimore-Washington marketplace. On December 5, 1996, the Company acquired the assets and business of Summit Distributors, Inc. ("Summit Distributors"), a Buffalo, New York distributor of interconnect, electromechancial and passive electronic components.

    In 1996, the Company issued $55,755,000 of 7% Convertible Subordinated
Notes due 2006 (the "Notes") in a private placement. The Notes are convertible into shares of the Company's common stock (the "Common Stock") at a conversion price of $14.125 per share (subject to adjustment). The Company maintains an effective shelf registration statement with the Commission to register resales of the Notes and the Common Stock issuable upon conversion. The net proceeds from the issuance of the Notes were approximately $53.8 million and were used to repay the Company's $30.0 million term loan and to pay down its revolving line of credit.

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

    MARKET SIZE. According to the December 2, 1996 edition of ELECTRONIC NEWS, the electronics distribution industry recorded approximately $21 billion in sales in 1996. Of these sales, the Company estimates that approximately $15 billion consisted of sales of semiconductors and computer related peripherals, which management believes are generally characterized by lower margins and are not sold by the Company. The remaining $6 billion consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which are marketed by the Company. The Company does not intend to directly compete in the semiconductor or computer peripheral markets of the electronics distribution industry.

    TRENDS. Consolidation is one of the most significant trends affecting the electronic component distribution industry. Of the 25 largest electronics distributors in 1985, only 11 remain independent today. The factors driving consolidation among electronic component distributors include the desire of manufacturers to sell through fewer distributors, the need for distributors to increase operating leverage and the desire of OEMs to satisfy component requirements with fewer vendors. A series of mergers and acquisitions over the last ten years have created a number of very large distribution companies that have increasingly focused on their larger customers and on expanding international operations. As a result of this large customer focus, regional and specialty distributors such as the Company have gained market share among small- and medium-sized OEMs. These smaller customers often require value-added assembly services, detailed technical information about available products, assistance in coordinating product design and engineering with materials resource planning, fast response to inventory availability inquiries, dependable on-time deliveries and other services.

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

    Another key trend is the outsourcing of component assembly, which allows OEMs to enhance profitability by concentrating resources on product design, marketing and other core aspects of their business. By serving a number of customers, distributors can often produce subassemblies more efficiently than many small- and medium-sized OEMs. The September 9, 1996 edition of ELECTRONIC BUYERS NEWS estimates that OEM outsourcing is now a $40 billion industry growing at an estimated 20% per annum.

DISTRIBUTION AND SERVICES

    The Company distributes interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. It also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and
(ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's value- added assembly services respond to an industry trend toward outsourcing in which purchasing, manufacturing and distribution functions are allocated to the most efficient provider. The Company believes that outsourcing represents a significant opportunity to expand sales, margins and operating profits.

    COMPONENT DISTRIBUTION. The distribution of interconnect, electromechanical and passive electronic components accounted for approximately 70.4% of the Company's net sales in 1996. These products include connectors, wire, cable, relays, switches, motors, batteries, power supplies, resistors, capacitors, transformers, heat shrinkable tubing and potentiometers. The Company sources its products from such leading suppliers as 3M, AMP "ACES", Bentley-Harris, Berg Electronics, Burndy/Framatome, C&K, Dale/Vishay, Delta, Deutsch, Eaton, EBM/Papst, Grace Specialty Polymers, KEMET, Kings, Micro Switch/Honeywell, Molex, Panasonic, Panduit, Raychem Electronics, Raychem PolySwitch, Samtec and Wieland.

    VALUE-ADDED ASSEMBLY SERVICES. The electronics industry's trend toward the use of outside vendors to provide value-added assembly services represents a growth opportunity for the Company. Outsourcing offers OEMs the opportunity to invest financial resources in areas with higher returns, such as engineering and marketing. Additionally, the capital investment required to stay current in manufacturing technologies is beyond the financial capability of many smaller OEMs. By servicing a large number of such customers, the Company spreads such costs over a larger business base. Moreover, by integrating assembly services with extensive inventories, the Company is able to eliminate a large amount of shipping, handling and receiving costs from the process. For many OEMs, the Company is able to offer assembly services at a lower cost to the customer while producing higher margins for itself. The Company currently builds a variety of component assemblies to customer or manufacturer specifications, including cable, battery pack, switch and mechanical assemblies, wire harnesses, fan and motor assemblies, and provides engraving and molding services. With the acquisition of Deanco in 1995, Richey obtained the capability to encase its cable and harness assemblies in heat shrinkable tubing, which was a significant portion of Deanco's value-added assembly business. The Company has increased its emphasis on higher-margin, value-added assembly services, which grew from $21.2 million, or 23.5% of sales, in 1994 to $33.0 million, or 29.0% of sales, in 1995 and to $66.9 million, or 29.6% of sales, in 1996.

    The Company currently provides value-added assembly services primarily from its Los Angeles, California, Boston, Massachusetts and Portland, Oregon facilities, having an aggregate of approximately 81,000 square feet dedicated to value-added assembly services. In addition, the Company also provides value-added assembly services from its San Diego and Santa Clara, California facilities, its Dallas, Texas facility and its Gaithersburg, Maryland facility.

SALES AND MARKETING

    The Company provides its customers with a wide range of products from a large number of electronic component manufacturers. The Company believes that it has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Richey Electronics serves a broad range of customers in a wide variety of industries, including the telecommunications, computer, medical, transportation and aerospace industries. In 1996, Richey Electronics distributed electronic components to more than 16,000 customers nationwide, none of which represented more than 1.5% of net sales of the Company.

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

    The Company had approximately 325 sales representatives as of December 31, 1996. Sales representatives are compensated primarily by commission based on the gross profits obtained on their sales. The Company now has sales offices in 21 of the 31 major metropolitan distribution markets in the United States, which accounted for 80% of the total distribution market in 1995 according to the December 2, 1996 edition of ELECTRONIC NEWS. The Company's market positions are particularly strong in the northeastern and western United States.

    The Company's local sales efforts are supported by central marketing groups, located in Garden Grove, California and in Boston, Massachusetts, which are responsible for identifying new suppliers and developing supplier relations, coordinating national advertising, negotiating supplier agreements and promoting new and existing product lines within the Company.

OPERATIONS

    DISTRIBUTION. The principal focus of the Company's distribution business is to provide OEM customers with rapid and reliable deliveries of electronic components and a wide variety of related value-added assembly services. The Company utilizes a computerized system of inventory control to assist in marketing its products and to coordinate purchases from manufacturers. Each sales office and warehouse, as well as management, are linked through the Company's computer system, providing detailed on-line information regarding the price and availability of the Company's entire stock of inventory, as well as on-line access to the inventories of several of the Company's major suppliers. The Company also offers its customers a number of operational services, including just-in-time delivery and electrical data interchange programs.

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

    Approximately 51% of the Company's inventory is located in Los Angeles, 23% in Boston and 16% in Santa Clara, California. The Company constantly reviews inventories in an effort to maximize inventory turnover and customer service. The Company believes its turnover ratio (4.4x for 1996) compares favorably with those achieved by competitors for similar interconnect, electromechanical and passive component inventories.

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

COMPONENT MANUFACTURERS

    Management believes that the Company has one of the strongest product offerings, or line cards, in the markets it serves. The Company has non-exclusive franchise (distribution) agreements with more than 100 component manufacturers, of which more than 80 have franchised the Company nationally by agreeing to supply its distribution activities in all of its present and future locations. The Company now represents nine of the ten leading North American connector manufacturers and has national franchises from eight of these manufacturers. The Company is the largest electronic components distributor for many major national manufacturers, including Deutsch, 3M, Raychem and Samtec.

    For the year ended December 31, 1996, the Company's top five suppliers accounted for approximately 43% of net sales. The Company's largest supplier is Raychem, which accounted for approximately 15% of the Company's net sales in 1996.

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

    Most of the Company's franchise agreements are cancelable by either party, typically upon 30 to 60 days' notice. These agreements generally provide for price protection, stock rotation privileges and the right to return certain inventory if the agreement is canceled. Price protection is usually in the form of a credit to the distributor at the time of sale by the distributor for inventory for which the manufacturer has reduced its prices. Stock rotation privileges typically allow the Company to exchange inventory in an amount up to 5% of a prior period's purchases. Upon termination of a franchise agreement, the right of return generally requires the manufacturer to repurchase the Company's inventory at the Company's adjusted purchase price. If the Company terminates the franchise agreement, there is usually a 10% to 15% restocking charge. The Company believes that the provisions of these franchise agreements should generally reduce the Company's exposure to significant inventory losses, although there can be no assurance that the Company will not experience significant inventory losses as a result of such potential terminations or otherwise.

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

    In 1996, total North American sales in the electronic components distribution industry (including semiconductors and computer related peripherals) were approximately $21 billion, of which the top 25 distributors had sales of approximately $17.5 billion. The Company ranked in 1996 as the nineteenth largest distributor of electronic components in the United States, based on information presented in the December 2, 1996 edition of ELECTRONIC NEWS. According to information presented in the April 25, 1996 edition of PURCHASING MAGAZINE, giving pro forma effect to the acquisition of Deanco, the Company in its market niche of interconnect, electromechanical and passive components ranked in 1995 as the third largest distributor of interconnect devices in the United States and as the sixth largest distributor of electromechanical/passive components in the United States.

EMPLOYEES

    The Company had approximately 1,050 employees as of December 31, 1996. Approximately 125 of the Company's employees are corporate personnel involved in product management, finance, quality control or senior management. Another 100 employees work in the Company's Los Angeles, Boston and branch warehouses; 325 persons are employed in branch sales and marketing efforts and 500 persons are employed on a full-time or on-call basis in value-added assembly services.
There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is satisfactory.

BACKLOG

    The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at December 31, 1996 was $53.8 million, up from $53.0 million at December 31, 1995 (including Deanco's contribution of $21.5 million to backlog as of December 31, 1995). Order backlog is not necessarily indicative of future sales for any particular period. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellation at the option of the buyer without significant penalty.

ENVIRONMENTAL PROTECTION

    The nature of the Company's operations do not present any significant risks to the environment. Therefore, no material capital expenditures were or are expected to be required for environmental protection.


ITEM 2.  PROPERTIES

    The Company leases all facilities used in its business. The following table summarizes the principal properties occupied by the Company:

                                                                EXPIRATION DATE
                  LOCATION                 SQUARE FOOTAGE          OF LEASE
              ----------------           ------------------     ---------------
 ADMINISTRATIVE AND SALES OFFICE:
  Garden Grove, California . . . . . .          27,500                2001
 WAREHOUSING, ASSEMBLY AND SALES:
  Boston, Massachusetts. . . . . . . .          60,000                2004
  Dallas, Texas. . . . . . . . . . . .          15,300                2001
  Gaithersburg, Maryland . . . . . . .          13,000           1999-2001
  Los Angeles, California. . . . . . .          55,000                2000
  Portland, Oregon . . . . . . . . . .          30,000                2001
  Santa Clara, California  . . . . . .          42,200                2002

    The Company also leases sales offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York and Washington which range in size from 600 to 8,000 square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is being traded on Nasdaq under the symbol
"RCHY."

    The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by Nasdaq.

                                                        STOCK PRICE
                                                     HIGH           LOW
                                                   --------       -------
 CALENDAR YEAR 1995:
    First quarter. . . . . . . . . . . . . .        $ 7 3/4        $ 6
    Second quarter . . . . . . . . . . . . .          7 1/2          5 1/2
    Third quarter. . . . . . . . . . . . . .          9              6
    Fourth quarter . . . . . . . . . . . . .         13 3/4          7 1/2

 CALENDAR YEAR 1996: . . . . . . . . . . . .
    First quarter. . . . . . . . . . . . . .        $13 1/4        $ 9 1/2
    Second quarter . . . . . . . . . . . . .         16             10 3/8
    Third quarter. . . . . . . . . . . . . .         13 1/4          7 1/4
    Fourth quarter . . . . . . . . . . . . .         12              8 1/4

 CALENDAR YEAR 1997:
    First quarter (through March 20, 1997) .        $14 1/8        $10 3/8

    On March 20, 1997, there were approximately 1,429 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings for working capital to support growth, to reduce outstanding indebtedness and for general corporate purposes. In addition, the Company's revolving line of credit contains provisions that prohibit the Company from paying cash dividends on its Common Stock. Accordingly, the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements.

SALE OF NOTES

    On February 26, 1996 and March 22, 1996, the Company sold to Jefferies & Company, Inc. and Cruttenden Roth Incorporated (the "Initial Purchasers") $55,755,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2006. The Notes were sold to the Initial Purchasers in a private placement pursuant to the exemption from registration provided by Section
4(2) of the Securities Act of 1933, as amended (the "Act"). In connection with the purchase of the Notes, each of the Initial Purchasers represented to the Company that it is an accredited investor as defined in Regulation D under the Act and agreed to comply with other applicable requirements necessary to make such exemption available. The Notes were sold to the Initial Purchasers for cash at a purchase price of 96.5% of the principal amount thereof. The Notes are convertible into shares of the Company's Common Stock at a conversion price of $14.125 per share (subject to adjustment in certain events). The Company maintains an effective shelf registration statement with the Commission to register resales of the Notes and the Common Stock issuable upon conversion.

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




                                                                               YEARS ENDED (1)
                                              -----------------------------------------------------------------------
                                              JANUARY 1,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                1993           1993          1994            1995           1996
                                              ----------    ------------   ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
 OPERATIONS STATEMENT DATA:
  Net sales. . . . . . . . . . . . . .         $31,387        $64,995        $90,266       $117,057       $226,215
  Cost of goods sold . . . . . . . . .          23,105         48,741         68,176         89,080        168,664
                                                -------        -------       --------       --------       --------

  Gross profit . . . . . . . . . . . .           8,282         16,254         22,090         27,977         57,551
  Selling, warehouse
     general and admini-
     strative and amortization . . . .           7,144         13,889         17,318         20,874         41,070
  Acquisition-related
    restructuring costs (2). . . . . .              --             --             --          1,450          -
                                                -------        -------       --------       --------       --------

  Operating income . . . . . . . . . .           1,138          2,365          4,772          5,653         16,481
  Interest expense . . . . . . . . . .             388          1,198          1,606            867          5,569
  Income tax expense (3) . . . . . . .             308            460          1,273          1,918          4,376
                                                -------        -------       --------       --------       --------

  Net income . . . . . . . . . . . . .         $   442        $   707       $  1,893       $  2,868       $  6,536
                                                -------        -------       --------       --------       --------
                                                -------        -------       --------       --------       --------

 Earnings per common share (4)
     Primary . . . . . . . . . . . . .         $  0.16        $  0.14       $   0.32       $   0.36       $   0.72
                                                -------        -------       --------       --------       --------
                                                -------        -------       --------       --------       --------
     Fully Diluted . . . . . . . . . .            0.16           0.14           0.32           0.36       $   0.70
                                                -------        -------       --------       --------       --------
                                                -------        -------       --------       --------       --------

  Weighted average number of shares
     outstanding (4)
     Primary . . . . . . . . . . . . .           2,774          5,085          5,889          8,036          9,060
     Fully Diluted . . . . . . . . . .           2,774          5,085          5,889          8,036         12,376

 OTHER FINANCIAL DATA:
  EBITDA (5) . . . . . . . . . . . . .        $  1,283       $  3,362       $  5,537         $6,565(6)     $19,581
  EBITDA margin (5). . . . . . . . . .             4.1%           5.2%           6.1%           5.6%(6)        8.7%
  Depreciation and amortization. . . .             145            997            765            912          3,100
  Inventory turnover ratio (7) . . . .             3.7x           4.4x           4.9x           5.0x           4.4x
  Days sales outstanding in accounts
     receivable (7). . . . . . . . . .              41             43             42             42             44


                                              JANUARY 1,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                1993           1993          1994            1995(8)        1996
                                              ----------    ------------   ------------   ------------   ------------
 BALANCE SHEET DATA:
  Working capital. . . . . . . . . . .          $3,014       $  6,888       $  5,317      $  34,076        $43,033
  Total assets . . . . . . . . . . . .           9,669         30,918         35,013        118,941        124,761
  Short-term debt. . . . . . . . . . .           3,181          6,995         10,443            835          4,012
  Long-term debt . . . . . . . . . . .              --          8,151          3,594         61,652         65,205
  Stockholders' equity . . . . . . . .           3,333          6,898          8,785         27,392         33,953


Footnotes to Selected Financial Data

(1) In the period from 1993 through 1996, the following transactions were completed. On April 6, 1993, RicheyImpact Electronics, Inc. ("RicheyImpact") merged with Brajdas Corporation, a California corporation ("Brajdas"), with Brajdas as the surviving legal entity (the "Richey-Brajdas Merger"). Brajdas subsequently changed its name to Richey Electronics, Inc. and reincorporated in Delaware. The Richey-Brajdas Merger was recorded as a reverse purchase acquisition with RicheyImpact as the accounting acquirer. Thereafter, Richey Electronics acquired the businesses of the following companies on the following dates: the In-Stock products division of Anchor Group, Inc. ("In-Stock") on April 4, 1994, Inland Empire Interconnects ("IEI") on August 16, 1995, Deanco, Inc. ("Deanco") on December 20, 1995, MS Electronics on March 19, 1996 and Summit Distributors on December 5, 1996. See Note 2 of Notes to Financial Statements for pro forma information with respect to acquisitions. Unless otherwise indicated, the information in the above table of Selected Financial Data excludes the results of operations of Brajdas prior to the Richey-Brajdas Merger and excludes the results of operations of each such business acquired in the period from 1994 through 1996 prior to the date on which it was acquired.

(2) Consists of restructuring costs associated with the consolidation of the operations of Deanco into the Company, including the Company's closure of certain of its facilities and other costs associated with the consolidation.

(3) The Company has net operating loss carryforwards which reduce its cash tax payments. See Note 8 of Notes to Financial Statements.

(4) The Richey-Brajdas Merger was accounted for as a reverse purchase acquisition with RicheyImpact being the accounting acquirer. Per share data for all periods from January 1, 1992 through April 6, 1993, the date of the Richey-Brajdas Merger, are based upon the weighted average number of shares of Brajdas indirectly acquired by the former stockholders of RicheyImpact.

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

(7) Inventory turnover ratio and days sales outstanding in accounts receivable calculations are based upon Richey Electronics' annualized sales and cost of sales for the fourth quarter and accounts receivable and inventory balances at year-end. The calculation for the year ended December 31, 1995 excludes the effect of the acquisition of Deanco.

(8) Includes Deanco as the acquisition of Deanco was completed on December 20, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Richey Electronics is a leading specialty distributor of interconnect, electromechanical and passive electronic components and a provider of related value-added assembly services to more than 16,000 customers nationwide. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized OEMs. The Company intends to capitalize on a trend toward outsourcing by increasing sales of value-added assembly services. These sales increased from $21.2 million, or 23.5% of sales, in 1994 to $33.0 million, or 29.0% of sales, in 1995 and to $66.9 million, or 29.6% of sales, in 1996. Pro forma for the acquisition of Deanco, 1995 sales of value-added assembly services were $51.5 million.

     In the period from 1994 through 1996, the Company continued to grow through strategic acquisitions of businesses with operations similar to those of the Company. On April 4, 1994, the Company completed the acquisition of the assets and business of In-Stock for $1.9 million in cash, funded by its revolving line of credit. On August 16, 1995, the Company completed the acquisition of the assets and business of IEI for $1.2 million in cash, funded by its revolving line of credit. On December 20, 1995, the Company acquired Deanco, through the acquisition of the stock of Deanco's parent, Electrical Distribution Acquisition Company ("EDAC"), for consideration comprised of an aggregate stock purchase price of approximately $34.1 million in cash, the redemption of EDAC stockholder notes of approximately $6.6 million and the assumption of Deanco debt of approximately $19.3 million. The Company funded the purchase consideration for the acquisition of Deanco by its revolving line of credit and a term loan from its senior lender. On March 16, 1996, the Company completed the acquisition of certain assets and the business of MS Electronics for the purchase price of approximately $2.5 million in cash, funded by its revolving line of credit, and the assumption of MS Electronics' debt of approximately $500,000. On December 5, 1996, the Company acquired the inventory, accounts receivable and fixed and intangible assets of Summit Distributors, including the right to use its name, in a private sale from its commercial lender in Buffalo, New York. The Company did not assume any liabilities of Summit Distributors in the transaction. The purchase price and related transaction costs for the Summit Distributors acquisition were $1.1 million and were paid in cash, funded by the Company's revolving line of credit. All of the acquisitions in the period from 1994 through 1996 were accounted for as purchase business combinations with the operations of the acquired business included subsequent to the acquisition date. See Note 2 of Notes to Financial Statements for pro forma information with respect to acquisitions.

    The Company will seek to complete additional strategic acquisitions in connection with the ongoing consolidation occurring in the electronics distribution industry.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the statements of operations as a percentage of net sales for the periods shown.

                                                 YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1994         1995         1996
                                             -------      -------      -------

  Net sales  . . . . . . . . . . . . .        100.0%       100.0%       100.0%
  Cost of goods sold . . . . . . . . .         75.5         76.1         74.6
                                               -----        -----        -----

  Gross profit . . . . . . . . . . . .         24.5         23.9         25.4
  Selling, warehouse, general and
    administrative . . . . . . . . . .         18.6         17.4         17.5
  Amortization of intangibles. . . . .           .6           .4           .6
  Acquisition-related restructuring
    costs. . . . . . . . . . . . . . .           --          1.2          --
                                               -----        -----        -----

  Operating income . . . . . . . . . .          5.3          4.9          7.3
  Interest expense . . . . . . . . . .          1.8          0.7          2.5
                                               -----        -----        -----

 Income before income taxes. . . . . .          3.5          4.1          4.8
  Income tax expense . . . . . . . . .          1.4          1.6          1.9
                                               -----        -----        -----

  Net income . . . . . . . . . . . . .          2.1%         2.5%         2.9%
                                               -----        -----        -----
                                               -----        -----        -----


YEAR ENDED DECEMBER 31, 1996 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    Net sales rose to $226.2 million in 1996, an increase of $109.1 million, or 93.2%, over 1995 net sales of $117.1 million which included approximately $3.5 million of post-acquisition Deanco sales. Net sales of electronic components rose to $159.3 million in 1996 from $80.6 million in 1995 (excluding Deanco sales), an increase of 97.6%. This increase in component sales is primarily the result of the acquisition of Deanco. Net sales of value-added assembly services rose to $66.9 million in 1996 from $33.0 million in 1995 (excluding Deanco sales), an increase of 102.7%. This increase for value-added services is primarily the result of the Deanco acquisition and increased demand for these services. Pro forma for the acquisition of Deanco, net sales for 1995 would have been $217.0 million, compared with net sales of $226.2 million for 1996. See Note 2 of Notes to Financial Statements.

    Gross profit was $57.6 million in 1996 compared with gross profit of $28.0 million in 1995 (including approximately $800,000 of gross profit from Deanco's operations after it was acquired by the Company). Gross profit as a percentage of net sales was 25.4% for 1996 as compared to 23.9% for 1995. This 1.5% increase in gross profit percentage was due to (i) improved value-added gross profit margins, (ii) growth in value-added assembly services as a percentage of total sales to approximately 30% in 1996 from approximately 29% in 1995, (iii) an increased percentage of component orders to be shipped in under 30 days which typically have higher margins than orders with longer shipping schedules and
(iv) improved electronic component margins attributed to certain higher margin product lines acquired with Deanco.

    Operating expenses in 1996 were $41.1 million compared to $22.3 million in 1995 (including a $1.45 million restructuring charge in the fourth quarter of 1995 associated with the acquisition of Deanco), an increase of 84.3%.
Exclusive of such restructuring charge, operating expenses increased 97% from 1995 to 1996 primarily due to acquisitions. Operating expenses as a percentage of net sales were 18.1% for 1996 compared with 19.0% for 1995 after giving effect to such restructuring charge and 17.8% exclusive of such restructuring charge. Exclusive of such restructuring charge, operating expenses as a percentage of net sales increased 0.3% from 1995 to 1996, of which approximately 0.2% is attributable to the amortization of intangibles associated with the acquisition of Deanco. The 1996 increase in expenses as a percentage of sales is also due to the fact that Deanco's expenses as a percentage of sales were historically significantly higher than those of the Company and during the first part of 1996 the Company realized only a portion of the expected cost savings from the integration of Deanco into the Company. The operational integration of Deanco and MS Electronics was completed in the third quarter of 1996 and contributed to an approximately $2.4 million reduction in operating expenses for the third and fourth quarters of 1996 from the first and second quarters of 1996.

    Interest expense was $5.6 million for 1996 compared with $867,000 for 1995. The increase in interest expense was primarily due to increased borrowings to finance acquisitions.

    The Company's provision for federal and state income tax expense increased to $4.4 million for 1996 compared with $1.9 million for 1995. This increase was proportional to the increase in pre-tax earnings. As of December 31, 1996, the Company had approximately $13.5 million in federal net operating loss carryforwards available to reduce future cash tax payments. For the period ended December 31, 1996, cash tax payments were reduced approximately $1.7 million for the utilization of these NOLs. See "Deferred Tax Assets" and Note 8 of Notes to Financial Statements.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1994

    Net sales were $117.1 million in 1995, an increase of $26.8 million, or OP29.7%, from $90.3 million in 1994. Excluding sales of approximately $3.5 million from acquired Deanco operations after December 19, 1995, net sales increased 25.8% in 1995. Excluding Deanco, net sales of electronic components increased to $80.6 million in 1995 from $69.1 million in 1994, an increase of 16.6%, and net sales of value-added assembly services increased to $33.0 million in 1995 from $21.2 million in 1994, an increase of 55.7%. Component sales increased in 1995 due to (i) the general strength of the market for electronic products, such as computers, telecommunications and aerospace equipment, and
(ii) the addition of new franchised lines to the Company's product offering together with geographic expansion of existing franchises. Rapid growth in net sales of value-added assembly services resulted from the continuing trend of OEMs to outsource the assembly of their products as well as management's decision to accept larger contract assembly orders from larger customers than it had in the past. On a pro forma basis, assuming the acquisition of Deanco had occurred as of January 1, 1994, net sales would have been $193.5 million and $217.0 million for 1994 and 1995, respectively.

    The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at December 31, 1996 was $53.8 million, up from $53.0 million at December 31, 1995 (including Deanco's contribution of $21.5 million to backlog as of December 31, 1995).

    Gross profit was $28.0 million in 1995, an increase of $5.9 million, or 26.7%, from $22.1 million in 1994. Excluding gross profit of approximately $800,000 from acquired Deanco operations after December 19, 1995, gross profit increased 23.0% in 1995. Overall, the Company's gross margin declined to 23.9% in 1995 from 24.5% in 1994. The Company's component distribution gross margins remained approximately the same in 1995 as compared to 1994. Value-added assembly gross margins declined in 1995 compared to 1994 due to (i) an increase in the number of larger orders from larger customers which typically provide lower gross margins than the Company previously experienced, (ii) the acquisition of IEI which had historically lower gross margins than the Company and (iii) inefficiencies related to the closing of IEI's facility and the move and integration of IEI into one of the Company's existing facilities.

    Operating expenses increased from $17.3 million in 1994 to $22.3 million in 1995 (including a $1.45 million restructuring charge in the fourth quarter of 1995 to cover the costs of closing certain of Deanco's facilities and consolidating the operations of Deanco into the Company), an increase of 29%. Exclusive of such restructuring charge, operating expenses increased 20.5%, primarily due to acquisitions. Operating expenses as a percentage of net sales were 19.2% for 1994 compared with 19.0% for 1995 after giving effect to such restructuring charge and 17.8% exclusive of such restructuring charge. Exclusive of such restructuring charge, operating expenses as a percentage of net sales declined 1.3% from 1994 to 1995 as a direct result of the Company's strategy to increase its operating leverage by spreading its fixed costs over a larger sales base.

    Interest expense declined to $867,000 in 1995 from $1.6 million in 1994.
The decrease in interest expense was due to a substantial reduction in the Company's borrowings resulting from the use of the $15.7 million of net proceeds from its 1995 secondary offering of 3,165,000 shares of Common Stock to retire its subordinated debt and to pay down its revolving line of credit.

    The Company's provision for federal and state income tax expense increased to $1.9 million in 1995 from $1.3 million in 1994, proportional to the increase in pre-tax earnings. For the period ended December 31, 1995, cash tax payments were reduced approximately

$1.7 million for the utilization of state and federal NOLs. See "Deferred Tax Assets" and Note 8 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    In December 1995 and January 1996, the Company funded the purchase consideration for the acquisition of Deanco, using advances under its $45 million revolving line of credit facility (the "Revolving Line of Credit") and a $30 million term loan (the "Term Loan"), each provided by First Interstate Bank of California ("FICAL") pursuant to a loan agreement (the "Loan Agreement") entered into with the Company in connection with the Deanco acquisition. The Revolving Line of Credit is now maintained with Wells Fargo Bank, N.A., as successor to FICAL under the Loan Agreement. The Company also used the Revolving Line of Credit to fund the March 1996 purchase of MS Electronics and the December 1996 purchase of Summit Distributors.

    In the first quarter of 1996, the Company issued $55,755,000 of 7% Convertible Subordinated Notes due 2006 (the "Notes") in a private placement. The Notes are convertible into 3,947,000 shares of the Company's Common Stock at a conversion price of $14.125 per share (subject to adjustment). The Company maintains an effective shelf registration with the Commission to register resales of the Notes and the Common Stock issuable upon conversion. The net proceeds from the Company's sale of the Notes were approximately $53.8 million and were used to repay the Term Loan and to pay down the Revolving Line of Credit. See Note 4 of Notes to Financial Statements.

    The Loan Agreement governing the Revolving Line of Credit limits the Company's ability to create or incur liens on assets, to make distributions or investments, to enter into any mergers or make additional acquisitions or dispositions of assets and to enter into transactions with affiliates. In addition, the Company must comply with various financial and other covenants established by the bank. The Loan Agreement also provides the bank with the right to terminate the commitment on 30 days' notice if there is a change in control of the Company (generally, the acquisition of more than 50% of the Company's capital stock).

    As of December 31, 1996, the Company had outstanding borrowings under the Revolving Line of Credit of approximately $10.5 million and additional borrowing capacity of approximately $28 million. The Company believes that available borrowings under the Revolving Line of Credit and cash generated by operations will be adequate to meet its anticipated funding commitments for the remainder of 1997.

    Net cash provided by operating activities was $4.2 million for 1996 as compared with $236,000 for 1995 and $4.0 million for 1994. The 1996 increase over 1995 is primarily a result of an increase in net income and non-cash expenses. 1996 earnings before interest, income taxes, depreciation and amortization (EBITDA) were approximately $19.6 million compared with approximately $6.6 million for 1995.

    Net cash used in investing activities increased to $9.0 million in 1996 from $3.3 million in 1995 and $2.9 million in 1994. All of the investing activities were funded by borrowings under revolving line of credit facilities and net cash provided by operating activities. In 1996, the Company invested $1.3 million in improvements and equipment, primarily for leasehold improvements and value-added machinery and equipment. An additional $7.7 million was used to pay for acquisition and restructuring costs primarily associated with the Deanco, MS Electronics and Summit Distributors acquisitions. In 1995, the Company invested $1.3 million in improvements and equipment, primarily for leasehold improvements at its principal value-added assembly facility in Los Angeles and its corporate headquarters in Garden Grove. An additional $1.2 million was used for the IEI acquisition. During 1994, the Company spent $400,000 on improvements and equipment to enhance its value-added assembly capabilities, $1.8 million for the In-Stock acquisition and $500,000 in costs associated with the Richey-Brajdas Merger. The Company anticipates incurring capital expenditures of approximately $1.3 million in 1997, all of which will be financed with net cash from operating activities and borrowings under its Revolving Line of Credit. The Company's actual capital expenditures may vary significantly from its current expectations, based on a number of factors, including, but not limited to, additional acquisitions, if any.

    Inventory turnover for the year ended December 31, 1996, was 4.4x compared to 5.0x for 1995 (excluding the effect of the acquisition of Deanco in December
1995). This decrease is the result of management's decisions to strengthen the Company's line card by adding new product lines that require minimum initial stocking levels and to make inventory turnover rates on product lines acquired with Deanco consistent with the Company's goals, as Deanco historically had a higher inventory turnover rate.

    Days sales outstanding in accounts receivable increased to 44 days for 1996 from 42 days for 1995 as a result of the Deanco acquisition.

DEFERRED TAX ASSETS

    As of December 31, 1996, the Company had approximately $13.5 million in net operating loss carryforwards, which expire between 2005 and 2008. The NOLs resulted from Brajdas losses prior to the Richey-Brajdas Merger.

    Section 382 of the Internal Revenue Code of 1986, as amended and related regulations impose certain limitations on a corporation's ability to use NOLs if more than a 50% change in ownership occurs. The Company's issuance of additional Common Stock in 1995, together with an earlier acquisition, constitutes more than a 50% change in ownership. As a result, the usage of NOLs is restricted to approximately $4.9 million on an annual basis.

     The Company has been consistently profitable since December 28, 1990 and generated taxable income before NOL carryforwards of approximately $6.9 million in 1996. Based on its current level of profitability, management believes that the Company will be able to fully utilize the NOLs prior to their expiration. However, management has continued to maintain a valuation allowance due to the inherent uncertainties in forecasting future taxable income. Management believes that it is "more likely than not" that the Company will be able to generate the approximately $14 million of future taxable income necessary to realize the recorded amount of the net deferred tax asset prior to expiration of the NOLs. The amount of deferred tax asset considered realizable, however, would be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements required by this Item 8 are listed in Item 14(a) and are submitted at the end of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

    The following table sets forth certain statements of operations data for the periods indicated. The quarterly financial information provided excludes the financial results of In-Stock, IEI, Deanco, MS Electronics and Summit Distributors prior to the date of the respective acquisition. This information has been derived from unaudited financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.



                                                  FIRST              SECOND               THIRD              FOURTH
                                                 QUARTER             QUARTER             QUARTER             QUARTER
                                                -----------         -----------         -----------         -----------
 1996
  Net sales. . . . . . . . . . . . . .          $58,384,000         $58,212,000         $53,713,000         $55,906,000
  Gross profit . . . . . . . . . . . .           14,313,000          14,806,000          14,116,000          14,316,000
  Net income . . . . . . . . . . . . .            1,142,000           1,735,000           1,754,000           1,905,000
  Earnings per common share
     Primary . . . . . . . . . . . . .                 0.13                0.19                0.19                0.21
     Fully Diluted . . . . . . . . . .                 0.13                0.18                0.18                0.20
  Shipping Days. . . . . . . . . . . .                   64                  64                  62                  64

 1995
  Net sales. . . . . . . . . . . . . .          $26,596,000         $28,305,000         $28,803,000         $33,353,000
  Gross profit . . . . . . . . . . . .            6,513,000           6,660,000           6,931,000           7,873,000
  Net income . . . . . . . . . . . . .              680,000             909,000           1,070,000             209,000
  Earnings per common share
     Primary . . . . . . . . . . . . .                 0.12                0.11                0.12                0.02
     Fully Diluted . . . . . . . . . .                 0.12                0.11                0.12                0.02
  Shipping Days. . . . . . . . . . . .                   64                  64                  62                  62

 1994
  Net sales. . . . . . . . . . . . . .          $20,247,000         $23,105,000         $22,838,000         $24,076,000
  Gross profit . . . . . . . . . . . .            4,855,000           5,562,000           5,793,000           5,880,000
  Net income . . . . . . . . . . . . .              355,000             532,000             471,000             535,000
  Earnings per common share
     Primary . . . . . . . . . . . . .                 0.06                0.09                0.08                0.09
     Fully Diluted . . . . . . . . . .                 0.06                0.09                0.08                0.09
  Shipping Days. . . . . . . . . . . .                   65                  64                  63                  62




---------------
    The unaudited quarterly results of operations indicate that net sales rose from $480,000 per shipping day in the fourth quarter of 1995 (excluding Deanco) to $912,000, $910,000, $866,000 and $874,000 per shipping day in the four consecutive quarters of 1996, respectively. The calendar for 1997 contains 62, 64, 63 and 64 shipping days for the first through fourth quarters, respectively. Quarterly operating results may fluctuate significantly from quarter to quarter in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement (the "1997 Proxy Statement") to be filed with the Commission relating to its annual meeting of stockholders to be held on May 1, 1997, under the headings "Nominees for Election as Directors," "Other Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


    The information required by this item regarding compensation of the Company's directors and executive officers set forth in the 1997 Proxy Statement under the headings "Board Meetings and Director Compensation" and "Executive Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The information required by this item regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company set forth in the 1997 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1997 Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

         1.  Financial Statements

              Independent Auditor's Report

              Balance Sheets at December 31, 1995 and 1996

              Statements of Income for the years ended December 31, 1994, 1995 and 1996

              Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

              Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

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

         3.2  Bylaws of Richey Electronics, Inc. *5* (3.2)

         4.1 Indenture between Richey Electronics, Inc. and First Trust of California, National Association, dated as of February 15, 1996. *10* (4.1)

         4.2 Registration Rights Agreement among Richey Electronics, Inc., Jefferies & Company, Inc. and Cruttenden Roth Incorporated, dated as of February 26, 1996. *12* (4.2)

        10.1 Indemnification Agreement among Barclay and Company, Inc., Brajdas Corporation, Donald I. Zimmerman and certain former shareholders of RicheyImpact Electronics, Inc. identified therein dated as of April 5, 1993. *2* (E)

        10.2 Letter re Amendment to Indemnification Agreement by Barclay and Company, Inc. and Donald I. Zimmerman, and agreed to by BRJS Investment Holding Corp., Brajdas Corporation and the other persons and entities identified therein dated April 23, 1993. *1* (10.3)

        10.3 Registration Rights Agreement between Brajdas Corporation and BRJS Investment Holding Corp. dated April 2, 1993. *2* (10.4)

        10.4 Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

        10.5 Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995. *8* (10.37)

        10.6 Second Addendum to Employment Agreement (William C. Cacciatore) dated as of May 17, 1995. *10* (10.31)

        10.7 Employment Agreement between C. Don Alverson and Brajdas Corporation dated as of April 1, 1993. *1* (10.17)

        10.8 Addendum to Employment Agreement (C. Don Alverson) dated as of February 21, 1995. *8* (10.38)

        10.9 Second Addendum to Employment Agreement (C. Don Alverson) dated as of May 17, 1995. *10* (10.32)

       10.10 Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993. *1* (10.20)

       10.11 Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995. *8* (10.39)

       10.12 Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

       10.13 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *8* (10.40)

       10.14 Second Addendum to Employment Agreement (Norbert W. St. John) dated as of May 17, 1995. *10* (10.33)

       10.15 Employment Agreement between William Class and Richey Electronics, Inc. dated as of January 1, 1996. *11* (10.1)

       10.16 Employment Agreement between Charles W. Mann and Richey Electronics, Inc. dated as of April 1, 1995. *12* (10.35)

       10.17 Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc. *3* (10.2)

       10.18 Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, 1993. *3* (10.3)

       10.19 Modification Agreement among the Company, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995. *8* (10.26)

       10.20 Modification Agreement by and between Richey Electronics, Inc. and Palisades Associates, Inc. dated as of February 21, 1995. *8* (10.41)

       10.21  1993 Stock Appreciation Rights Plan. *6* (A)

       10.22  1992 Stock Option Plan. *8* (10.35)

       10.23  Form of Incentive Stock Option Agreement. *8* (10.36)

       10.24 Lease between Principal Mutual Life Insurance Company and Richey Electronics, Inc. for lease of premises at 7441 Lincoln Way, Garden Grove, California. *8* (10.32)

       10.25 Lease between M&M Enterprises, a California General Partnership and Richey Electronics, Inc. for lease of premises at 10871 La Tuna Canyon Road, Sun Valley, California. *8* (10.33)

       10.26 Lease between Hownat Trust and Deanco, Inc. for lease of premises at 87 Concord Street, North Reading, Massachusetts, Boston Massachusetts. *10* (10.21)

       10.27 Lease between Murray Center Venture and Deanco ACA Manufacturing, Inc. for lease of premises at Building 1, Murray Business Center, 3601 SW Murray Blvd., Beaverton, Oregon 97201. *10* (10.25)

       10.28 Lease Agreement between Fujita California Partners III and Deanco, Inc., Acacia Division, for premises at 3230 Scott Boulevard, Santa Clara, California.

       10.29 Loan Agreement dated as of December 20, 1995 among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as Agent. *4* (10.1)

       10.30 First Amendment to the Loan Agreement dated as of February 26, 1996 among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as Agent. *10* (10.30)

        11.1  Statement regarding computation of per share earnings.

        21.1  Subsidiaries of Richey Electronics, Inc.

        23.1  Consent of McGladrey & Pullen, LLP

        23.2  Consent of McGladrey & Pullen, LLP

        27.1  Financial Data Schedule

  --------------------
    *1* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for Brajdas Corporation for the fiscal year ended February 28, 1993, filed May 28, 1993.

    *2* Incorporated by reference to the designated exhibit of the Statement on Schedule 13D filed on behalf of BRJS Investment Holding Corp., C. Don Alverson, William C. Cacciatore, Greg A. Rosenbaum and Norbert W. St. John with the Commission on April 20, 1993.

    *3* Incorporated by reference to the designated exhibit of the Transition Report on Form 10-Q for Brajdas Corporation for the period from January 1, 1993 through July 2, 1993, filed August 4, 1993.

    *4* Incorporated by reference to the designated exhibit of Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996.

    *5* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916.

    *6* Incorporated by reference to the designated exhibit of the definitive proxy statement for the 1993 Annual Meeting of Stockholders, filed July 13, 1993.

    *7* Incorporated by reference to the designated exhibit of the Form 8-K for Brajdas Corporation dated July 7, 1993, filed July 13, 1993.

    *8* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed February 23, 1995, Registration Statement No. 33-89690.

    *9* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending March 31, 1995, filed May 15, 1995.

    *10* Incorporated by reference to the designated exhibit of the Annual
         Report on Form 10-K for the Company for the fiscal year ended December 31, 1995, filed April 1, 1996.

    *11* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending June 28, 1996, filed August 12, 1996.

    *12* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed April 26, 1996, Registration No. 333-02983.


    Exhibits 10.4 - 10.23 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden Grove, State of California, on March 21, 1997.


                             RICHEY ELECTRONICS, INC.


                             By  /s/ Richard N. Berger
                                ------------------------------------------
                                  Richard N. Berger
                                  Vice President, Chief Financial
                                  Officer and Secretary


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ William C. Cacciatore         Chairman of the Board,        March 21, 1997
------------------------------    President, Chief Executive
William C. Cacciatore             Officer (Principal
                                  Executive Officer)

/s/ C. Don Alverson               Director                      March 21, 1997
------------------------------
C. Don Alverson

/s/ Richard N. Berger             Vice President, Chief         March 21, 1997
------------------------------    Financial Officer and
Richard N. Berger                 Secretary (Principal
                                  Financial and Accounting
                                  Officer)

/s/ Greg A. Rosenbaum             Director                      March 21, 1997
------------------------------
Greg A. Rosenbaum

/s/ Norbert W. St. John            Director                     March 21, 1997
------------------------------
Norbert W. St. John

                             INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Richey Electronics, Inc.
Garden Grove, California

We have audited the accompanying balance sheets of Richey Electronics, Inc. as of December 31, 1995 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richey Electronics, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                  McGLADREY & PULLEN, LLP



Pasadena, California
February 7, 1997

                               RICHEY ELECTRONICS, INC.

                                    BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1996

                                                   1995              1996
                                                ------------      ------------
 ASSETS
 CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . .   $    572,000      $     30,000
  Trade receivables. . . . . . . . . . . . .     25,622,000        27,111,000
  Inventories. . . . . . . . . . . . . . . .     31,450,000        37,631,000
  Deferred income taxes. . . . . . . . . . .      3,948,000         2,629,000
  Other current assets . . . . . . . . . . .      1,481,000         1,235,000
                                                ------------      ------------
     TOTAL CURRENT ASSETS. . . . . . . . . .     63,073,000        68,636,000
                                                ------------      ------------

 IMPROVEMENTS AND EQUIPMENT, NET . . . . . .      3,469,000         3,668,000
                                                ------------      ------------

 OTHER ASSETS AND INTANGIBLES
  Deferred income taxes. . . . . . . . . . .      4,979,000         2,218,000
  Deferred debt costs. . . . . . . . . . . .        500,000         2,533,000
  Other. . . . . . . . . . . . . . . . . . .        661,000           473,000
  Goodwill . . . . . . . . . . . . . . . . .     46,259,000        47,233,000
                                                ------------      ------------
                                                 52,399,000        52,457,000
                                                ------------      ------------

                                               $118,941,000      $124,761,000
                                                ------------      ------------
                                                ------------      ------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Current maturities of long-term debt . . .   $    835,000      $  4,012,000
  Accounts payable . . . . . . . . . . . . .     18,250,000        16,551,000
  Accrued expenses . . . . . . . . . . . . .      6,088,000         4,502,000
  Accrued restructuring costs. . . . . . . .      3,824,000           538,000
                                                ------------      ------------

     TOTAL CURRENT LIABILITIES . . . . . . .     28,997,000        25,603,000
                                                ------------      ------------

 ACCRUED RESTRUCTURING COSTS . . . . . . . .        900,000            --
                                                ------------      ------------

 LONG-TERM DEBT
  Subordinated notes payable . . . . . . . .      2,982,000         2,000,000
  Other long-term debt . . . . . . . . . . .     58,670,000         7,450,000
  Convertible subordinated notes payable . .             --        55,755,000
                                                ------------      ------------
                                                 61,652,000        65,205,000
                                                ------------      ------------

 STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
     authorized 10,000 shares, issued none. .           --             --
  Common stock, $.001 par value,
     authorized 30,000,000 shares. . . . . .          9,000             9,000
  Additional paid-in capital . . . . . . . .     20,976,000        21,001,000
  Retained earnings. . . . . . . . . . . . .      6,407,000        12,943,000
                                                ------------      ------------
                                                 27,392,000        33,953,000
                                                ------------      ------------
                                               $118,941,000      $124,761,000
                                                ------------      ------------
                                                ------------      ------------


                          See Notes to Financial Statements.

                               RICHEY ELECTRONICS, INC.

                                 STATEMENTS OF INCOME
                  THREE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                        1994                1995                1996
                                                     -----------        ------------        ------------
Net sales. . . . . . . . . . . . . . . . . .         $90,266,000        $117,057,000        $226,215,000
Cost of goods sold . . . . . . . . . . . . .          68,176,000          89,080,000         168,664,000
                                                      -----------        ------------        ------------

  Gross profit . . . . . . . . . . . . . . .          22,090,000          27,977,000          57,551,000
                                                      -----------        ------------        ------------

Operating expenses:
  Selling, warehouse, general and
     administrative. . . . . . . . . . . . .          16,750,000          20,415,000          39,622,000
  Amortization of intangibles. . . . . . . .             568,000             459,000           1,448,000
  Restructuring costs. . . . . . . . . . . .               --              1,450,000               --
                                                      -----------        ------------        ------------
                                                      17,318,000          22,324,000          41,070,000
                                                      -----------        ------------        ------------

        OPERATING INCOME . . . . . . . . . .           4,772,000           5,653,000          16,481,000

Interest expense . . . . . . . . . . . . . .           1,606,000             867,000           5,569,000
                                                      -----------        ------------        ------------

  Income before income taxes . . . . . . . .           3,166,000           4,786,000          10,912,000

Federal and state income taxes . . . . . . .           1,273,000           1,918,000           4,376,000
                                                      -----------        ------------        ------------

        NET INCOME . . . . . . . . . . . . .         $ 1,893,000         $ 2,868,000         $ 6,536,000
                                                      -----------        ------------        ------------
                                                      -----------        ------------        ------------

Earnings per common share:
  Primary. . . . . . . . . . . . . . . . . .         $      0.32         $     0. 36         $      0.72
                                                      -----------        ------------        ------------
                                                      -----------        ------------        ------------

  Fully diluted. . . . . . . . . . . . . . .                0.32                0.36                0.70
                                                      -----------        ------------        ------------
                                                      -----------        ------------        ------------

Weighted average number of shares outstanding:
  Primary. . . . . . . . . . . . . . . . . .           5,889,000           8,036,000           9,060,000
                                                      -----------        ------------        ------------
                                                      -----------        ------------        ------------

  Fully diluted. . . . . . . . . . . . . . .           5,889,000           8,036,000          12,376,000
                                                      -----------        ------------        ------------
                                                      -----------        ------------        ------------



                          See Notes to Financial Statements.

                               RICHEY ELECTRONICS, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY
                  THREE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                      COMMON STOCK
                                  ---------------------------------------------------
                                                                           ADDITIONAL
                                    SHARES                PAR               PAID-IN           RETAINED
                                  OUTSTANDING             VALUE             CAPITAL           EARNINGS               TOTAL
                                  -----------           --------        -------------       ------------        ------------
 BALANCE, DECEMBER 31, 1993        5,889,000             $ 6,000        $  5,246,000        $  1,646,000        $  6,898,000
 Reverse stock split
   adjustments                        --                    --             (6,000)                 --                 (6,000)
 Net income                           --                    --                --               1,893,000           1,893,000
                                  ----------             -------        ------------        ------------        ------------


 BALANCE, DECEMBER 31, 1994        5,889,000               6,000           5,240,000           3,539,000           8,785,000

 Issuance of common stock in
   public offering, net of
   offering expenses               3,165,000               3,000          15,736,000              --              15,739,000
 Net income                           --                    --               --                2,868,000           2,868,000
                                  ----------             -------        ------------        ------------        ------------
 BALANCE, DECEMBER 31, 1995        9,054,000               9,000          20,976,000           6,407,000          27,392,000
 Stock options exercised
   and other                           6,000                --                25,000               --                 25,000
 Net income                           --                    --               --                6,536,000           6,536,000
                                  ----------             -------        ------------        ------------        ------------

 BALANCE, DECEMBER 31, 1996        9,060,000             $ 9,000        $ 21,001,000        $ 12,943,000        $ 33,953,000
                                  ----------             -------        ------------        ------------        ------------
                                  ----------             -------        ------------        ------------        ------------




                          See Notes to Financial Statements.

                               RICHEY ELECTRONICS, INC.

                               STATEMENTS OF CASH FLOWS
                  THREE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                  1994                1995                1996
                                                             -------------       -------------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $   1,893,000       $   2,868,000       $   6,536,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                 765,000             912,000           3,100,000
     Deferred taxes                                              1,157,000           1,065,000           4,080,000
     Change in operating assets and liabilities,
        net of effect of business combinations:
         (Increase) decrease in:
           Trade receivables                                    (1,107,000)         (2,448,000)            592,000
           Inventories                                          (1,518,000)         (2,727,000)         (4,329,000)
           Other current assets                                     14,000            (260,000)            284,000
        Increase (decrease) in:
           Accounts payable and accrued expenses                 2,820,000            (624,000)         (4,573,000)
           Accrued restructuring costs                              --               1,450,000          (1,450,000)
                                                             -------------       -------------       -------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                4,024,000             236,000           4,240,000
                                                             -------------       -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of improvements and equipment                          (401,000)         (1,316,000)         (1,310,000)
  Payment of acquisition and restructuring costs                (2,512,000)         (2,025,000)         (7,706,000)
                                                             -------------       -------------       -------------

        NET CASH (USED IN) INVESTING ACTIVITIES                 (2,913,000)         (3,341,000)         (9,016,000)
                                                             -------------       -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (repayments) on revolving
     line of credit                                              1,848,000          (8,843,000)             --
  Borrowings (repayments) under long-term
     revolving line-of-credit arrangement                           --               1,974,000          (7,911,000)
  Term loan borrowings                                              --                  --              30,000,000
  Payments on long-term debt                                    (2,957,000)         (5,202,000)        (71,114,000)
  Proceeds from issuance of common stock, net                       --              15,739,000              25,000
  Proceeds from issuance of convertible subordinated debt           --                  --              55,755,000
  Transaction costs associated with refinancing activities          --                  --              (2,521,000)
                                                             -------------       -------------       -------------

        NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                 (1,109,000)          3,668,000           4,234,000
                                                             -------------       -------------       -------------

        INCREASE (DECREASE) IN CASH                                  2,000             563,000            (542,000)
 Cash
  Beginning                                                          7,000               9,000             572,000
                                                             -------------       -------------       -------------
  Ending                                                     $       9,000       $     572,000       $      30,000
                                                             -------------       -------------       -------------
                                                             -------------       -------------       -------------




                          See Notes to Financial Statements.

                               RICHEY ELECTRONICS, INC.

                  THREE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996




                                                                  1994                1995                1996
                                                             -------------       -------------       -------------
 Supplemental Disclosures of Cash Flow Information
  Cash payments for:
     Interest                                                $   1,675,000       $   1,230,000       $   3,961,000
                                                             -------------       -------------       -------------
                                                             -------------       -------------       -------------

     Income taxes                                            $      46,000       $   1,249,000       $     437,000
                                                             -------------       -------------       -------------
                                                             -------------       -------------       -------------

Assets acquired, liabilities assumed and
  securities issued in business combinations:
  Working capital                                           $    1,464,000       $  15,362,000       $   1,980,000
  Leasehold improvements and equipment                             103,000           1,646,000             101,000
  Other assets                                                       --                861,000               --
  Goodwill                                                         274,000          47,287,000           2,272,000
  Restructuring and transaction costs                                --             (3,427,000)              --
  Subordinated notes payable                                         --             (2,982,000)              --
  Other liabilities assumed                                          --            (23,434,000)              --
  Stock payment notes                                                --            (34,106,000)              --
                                                             -------------       -------------       -------------
                                                             -------------       -------------       -------------


        Net cash paid                                        $   1,841,000       $   1,207,000       $  4,353,0000
                                                             -------------       -------------       -------------
                                                             -------------       -------------       -------------




                          See Notes to Financial Statements.

                               RICHEY ELECTRONICS, INC.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Richey Electronics, Inc. (the Company) is a specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing, and other interconnect, electromechanical and passive electronic components used in assembly and manufacture of electronic equipment. Richey has distribution rights from major worldwide suppliers, none of which individually accounted for sales greater than 16% in 1996. Richey's corporate headquarters are based in California and it has markets in 17 states.

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

CONCENTRATION OF CREDIT RISK

    The Company distributes electronic components to small- and medium-sized manufacturers in a wide variety of industries including telecommunications, computer, medical, transportation and aerospace. Credit is extended based on an evaluation of the customer's financial condition and collateral is typically not required. Credit losses are provided for in the financial statements through a charge to operations. For the year ended December 31, 1996, sales to no individual customer represented more than 1.5% of net sales. Credit losses have been consistently within management's expectations and were not material in any year presented. A valuation allowance for known and anticipated credit losses is maintained but is not material.

INVENTORIES

    Inventories consist of electronic components held for sale and are valued at the lower of cost (first-in, first-out method) or market. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and incurs a charge to operations for known and anticipated inventory obsolescence. The Company has not incurred any material charges to operations for inventory obsolescence.

IMPROVEMENTS AND EQUIPMENT

    Improvements and equipment are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over estimated service lives ranging from three to seven years. Improvements are amortized over the life of the lease or the economic life of the asset, whichever is shorter.

GOODWILL

    The Company is amortizing goodwill on a straight-line method over lives ranging from 15 to 40 years, principally 40 years.

    Financial Accounting Standards Board (FASB) Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF became effective for the year ended December 31, 1996. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable

                            NOTES TO FINANCIAL STATEMENTS
intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. No adjustments were required for Statement No. 121.

    The Company also periodically reviews the value of its goodwill not related to specific long-lived assets to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

DISTRIBUTION AGREEMENTS AND CUSTOMER LISTS

    Distribution agreements and customer lists acquired pursuant to a previous acquisition have been amortized using the straight-line method over their respective estimated economic lives and these intangibles were fully amortized.

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

EARNINGS PER COMMON SHARE

    Earnings per common share are computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares used for computing fully diluted earnings per share assumes that the 7% Convertible Subordinated Notes due 2006 (the Notes) which were sold by the Company in the first quarter of 1996 through a private offering are converted at $14.125 per share on the date they were issued. The Notes are not common stock equivalents and, therefore, are not considered in determining the primary weighted average number of shares. Net income used in computing fully diluted earnings per share is increased for the interest expense, net of tax, associated with the Notes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments. The carrying value of financial instruments, other than the debt instruments, is representative of their fair value due to short-term maturity. The carrying value of the Company's revolving line of credit and subordinated debt is considered to approximate their fair value because the interest rate of these instruments is consistent with current rates offered to the Company. The fair value of the 7% Convertible Subordinated Notes is $58,933,000 based upon quoted market prices.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    During 1996 the Company adopted FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes financial accounting and reporting standards for stock-based compensation plans. The statement suggests stock-based compensation transactions with employees be accounted for at fair value. Transactions after December 15, 1995 with nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25 for employees, which does not require compensation to be recorded if the consideration to be received is at least equal to the market value of the shares at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No.
123.  The Company follows APB Opinion No. 25.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 2.  BUSINESS COMBINATIONS

    In the period from 1994 to 1996, the Company completed several business combinations. All of these acquisitions were accounted for as purchase business combinations with the operations of the acquired business included subsequent to the acquisition date. Each of the acquired businesses had operations similar to the Company's. These acquisitions are described as follows:

IN-STOCK ACQUISITION

    On April 4, 1994, the Company completed the purchase of the assets and business of the In-Stock Products division of Anchor Group, Inc. (In-Stock), located in Boston, Massachusetts.

INLAND EMPIRE INTERCONNECTS ACQUISITION

    On August 16, 1995, the Company completed the purchase of the assets and business of Inland Empire Interconnects (IEI), an Ontario, California molded cable assembly company.

EDAC AND SUBSIDIARY (DEANCO ACQUISITION)

    On December 20, 1995, the Company completed the purchase of all the issued and outstanding capital stock of Electrical Distribution Acquisition Company
(EDAC). EDAC, a holding company, and its wholly owned subsidiary, Deanco, Inc. (Deanco), were acquired for $34,106,000 of stock payment notes, the assumption of $5,962,000 of existing EDAC stockholder notes and the assumption of all other debt of Deanco. These notes were paid on January 2, 1996. The Company merged EDAC into the Company in January 1996 and merged Deanco into the Company in October 1996.

    In connection with the Deanco Acquisition, the Company closed certain of its own facilities and incurred other costs associated with the consolidation of the operations of Deanco into the Company. During 1995 the Company recognized a restructuring charge of $1,450,000. All of these costs were paid by December 31, 1996. No adjustments were made to the original estimates of this restructuring accrual.

    Also in conjunction with the Deanco Acquisition, the Company accrued restructuring costs of $3,100,000 at December 31, 1995 related to the consolidation of Deanco's operations into the Company. Those costs related to the operations of Deanco were recorded as a purchase accounting adjustment, resulting in an increase in goodwill. At December 31, 1995, current accrued restructuring costs of $3,824,000 and long-term restructuring costs of $900,000 consisted of the unpaid portion of $1,450,000 and $3,100,000 restructuring charge and other restructuring items related to past acquisitions. At December 31, 1996 the remaining accrued restructuring costs of $538,000 consist of approximately $140,000 for severance, $165,000 for lease and facility costs for Deanco facilities to be closed and other items of $232,000. During 1996 certain adjustments were made to the preliminary estimates recorded at December 31, 1995. These purchase accounting adjustments related to a reduction in costs for redundant facility consolidations of $900,000 due to the Company's decision to retain Deanco's Santa Clara facility and close Richey's San Jose facility. This reduction was offset by an increase in product line termination costs from $300,000 to $665,000, an increase in severance costs for Deanco employees of $148,000 and an increase in other costs directly attributable to the acquisition. The Company expects the remaining accrued restructuring costs of $538,000 to be paid within the next 12 months.

MS ELECTRONICS

    On March 19, 1996, the Company completed the acquisition of the assets and business of MS Electronics, Inc. (MS Electronics). The purchase price and related transaction costs, including the assumption of MS Electronics' debt of $525,000, were approximately $3,111,000 and were paid in cash. The allocation of the purchase price is as follows: $2,231,000 to estimated fair value of tangible assets acquired, $1,288,000 to liabilities assumed and $2,168,000 to goodwill.

SUMMIT DISTRIBUTORS

    On December 5, 1996, the Company completed the acquisition of the assets and business of Summit Distributors, Inc. The purchase price and related transactions costs were $1,138,000 and were paid in cash. The preliminary allocation of the purchase price was $1,095,000 to current assets and $43,000 to fixed assets.

                            NOTES TO FINANCIAL STATEMENTS

PRO FORMA RESULTS (UNAUDITED)

    The following pro forma results assume the 1995 Deanco acquisition occurred as of the beginning of 1995. The 1996 Summit Distributors and MS Electronics acquisitions and the 1995 IEI acquisition are not included in the pro forma financial information because those acquisitions would not have materially changed reported sales or net income. The unaudited pro forma results have been prepared utilizing the historical financial statements of the Company and Deanco before extraordinary items. The unaudited pro forma results give effect to certain adjustments, including amortization of acquired intangibles and goodwill, elimination of duplicate facilities and redundant salaries, interest expense and related tax effects.

                                                    Year Ended
                                                 December 31, 1995
                                                    (Unaudited)
                                                 -----------------
 Net Sales . . . . . . . . . . . . . . . . .       $ 216,983,000
 Net Income. . . . . . . . . . . . . . . . .           4,377,000
 Earnings per share. . . . . . . . . . . . .                0.54


    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions actually taken place at the beginning of the period presented.

NOTE 3.  IMPROVEMENTS AND EQUIPMENT

    Improvements and equipment at December 31 consist of the following:

                                                   1995           1996
                                                 ----------     ----------
 Improvements. . . . . . . . . . . . . . . .     $2,084,000     $1,738,000
 Furniture, fixtures and equipment . . . . .      2,597,000      4,998,000
                                                 ----------     ----------
                                                  4,681,000      6,736,000
 Less accumulated depreciation and amortization   1,212,000      3,068,000
                                                 ----------     ----------
                                                 $3,469,000     $3,668,000
                                                 ----------     ----------
                                                 ----------     ----------

NOTE 4.  BORROWING ARRANGEMENTS

REVOLVING LINE OF CREDIT

    The Company has a bank revolving line of credit of $45,000,000, which expires December 31, 1999. The revolving line of credit allows advances of up to 85% of eligible receivables and 50% of eligible inventory, as defined. The revolving line of credit has several interest rate pricing features available and at December 31, 1996, $8,000,000 bears interest at the Eurodollar rate plus 2.25% (total of 7% at December 31, 1996) and $2,450,000 bears interest at 1% above the bank's prime rate (total of 9.25% at December 31, 1996). The Company is required to pay the lender a quarterly unused line fee equal to 3/8%, quarterly, of the difference between the maximum commitments and the daily average outstanding borrowings for the prior quarter. The credit agreement contains various restrictive covenants which require the Company to meet certain financial conditions, including maintaining a minimum level of stockholders' equity, minimum profitability, fixed charge coverage and cash flow leverage ratios. In addition, the Company is restricted from the payment of cash dividends. At December 31, 1996, $10,450,000 was outstanding under the Company's revolving line of credit. The Company intends to maintain

                            NOTES TO FINANCIAL STATEMENTS
borrowings of at least $7,450,000 during 1997; therefore, $3,000,000 of the balance is classified as a current liability.

    The following is a summary of borrowings under revolving lines of credit:


                                                                  1994                 1995                1996
                                                               -----------         -----------         -----------
 Weighted average interest rate in effect
    at year end. . . . . . . . . . . . . . . . . . . .               10.0%                8.2%                7.5%
 Available borrowings at year end. . . . . . . . . . .         $ 5,452,000         $18,261,000         $28,195,000
 Maximum outstanding borrowings during
    the year . . . . . . . . . . . . . . . . . . . . .          12,610,000          18,361,000          31,106,000
 Weighted average interest rate for the
    borrowings outstanding during the year . . . . . .                8.9%                9.3%                7.7%



    The Company's revolving line of credit provides that up to $3,000,000 of the available line can be used for letters of credit. None were outstanding at year end.

7% CONVERTIBLE SUBORDINATED NOTES OFFERING

    In 1996 the Company issued $55,755,000 of 7% Convertible Subordinated Notes (the Notes) due 2006. The Notes are convertible into 3,947,000 shares of the Company's common stock at a conversion price of $14.125 per share (subject to certain adjustments) at the holder's option at any time after 60 days following the issuance and prior to maturity. The payment of principal and interest on these notes is subordinated to all senior debt consisting of $10,450,000 outstanding at December 31, 1996 under the Company's revolving line of credit. The Company maintains an effective shelf registration statement with the Securities and Exchange Commission to register resales of the Notes and the common stock issuable upon conversion.

    The Notes may not be redeemed by the Company prior to March 4, 1999. Thereafter the Notes may be redeemed at the option of the Company at a redemption price of 103.5% of outstanding principal in 1999 decreasing by 0.5% each year until March 1, 2006.

    In addition, under certain circumstances, the holders of these Notes have the option to require the Company to repurchase the Notes. These designated events include a more than 50% change in control.

                            NOTES TO FINANCIAL STATEMENTS

LONG-TERM DEBT

Long-term debt at December 31, as follows:



                                                                                      1995                1996
                                                                                  ------------        ------------
 Revolving line of credit                                                         $ 18,361,000        $ 10,450,000
 Convertible subordinated notes payable, interest at 7.0%
    due March 1 and September 1 annually, principal due September 1, 2006.                  --          55,755,000
 Stock payment notes for Deanco Acquisition, paid
    January 2, 1996.                                                                34,106,000               --
 Subordinated promissory notes payable to former EDAC
    management and stockholders, paid January 2, 1996.                               5,962,000               --
 Subordinated promissory notes payable to former stock-
    holders of Deanco, unsecured, due in annual installments
    of $1,000,000 beginning in 1997 with a final payment of $953,000 on
    September 30, 1999, interest payable annually at 8%.                             2,982,000           2,953,000
 Unsecured subordinated note payable to a corporation,
    paid January 1, 1996.                                                              700,000               --
 Other                                                                                 376,000              59,000
                                                                                  ------------        ------------
 Less current maturities                                                            62,487,000          69,217,000
                                                                                       835,000           4,012,000
                                                                                  ------------        ------------
                                                                                  $ 61,652,000        $ 65,205,000
                                                                                  ------------        ------------
                                                                                  ------------        ------------



Aggregate maturities of long-term debt as of December 31, 1996, are as follows:

 1997. . . . . . . . . . . . . . . . . . . .    $ 4,012,000
 1998. . . . . . . . . . . . . . . . . . . .      1,000,000
 1999. . . . . . . . . . . . . . . . . . . .      8,450,000
 2006. . . . . . . . . . . . . . . . . . . .     55,755,000
                                                 -----------
                                                $69,217,000
                                                 -----------
                                                 -----------

                            NOTES TO FINANCIAL STATEMENTS


NOTE 5.  ACCRUED EXPENSES

    Accrued expenses at December 31 consist of the following:

                                                    1995              1996
                                                  ----------        ----------

 Compensation. . . . . . . . . . . . .           $3,193,000        $2,790,000
 Interest. . . . . . . . . . . . . . .            1,040,000         1,464,000
 Other . . . . . . . . . . . . . . . .            1,855,000           248,000
                                                  ----------        ----------
                                                 $6,088,000        $4,502,000
                                                  ----------        ----------
                                                  ----------        ----------


NOTE 6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office and warehouse space under operating lease agreements with various terms and conditions with rent escalations typically based on the Consumer Price Index.

     Future minimum lease payments under these leases, exclusive of lease payments on duplicate facilities which have been accrued, are as follows:

 1997. . . . . . . . . . . . . . . . . . . .                $1,965,000
 1998. . . . . . . . . . . . . . . . . . . .                 1,923,000
 1999. . . . . . . . . . . . . . . . . . . .                 1,760,000
 2000. . . . . . . . . . . . . . . . . . . .                 1,004,000
 Thereafter. . . . . . . . . . . . . . . . .                 1,796,000
                                                            ----------
                                                            $8,448,000
                                                            ----------
                                                            ----------


    Total rent expense under operating leases, including rent for facilities leased on a month-to-month basis, was $678,000, $903,000 and $2,016,000 for 1994, 1995 and 1996, respectively.

CONTINGENT LIABILITIES

    There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

NOTE 7.  SERVICE AND MANAGEMENT AGREEMENT

    The Company is party to a Service and Management Agreement dated
December 18, 1990, as amended and modified, with a director. The Service and Management Agreement terminates on December 31, 1997; however, the term is automatically extended for additional two-year consecutive periods unless earlier terminated. Management fees payable under this and prior agreements were approximately $244,000 in 1994, $234,000 in 1995 and $175,000 in 1996,
including a $64,000 termination payment in 1995 to a former party to this agreement.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES

    Components of income tax expense are as follows:

                                                                 1994               1995           1996
                                                               ----------         ----------     ----------
Currently paid or payable:
    Federal. . . . . . . . . . . . . . . . . . . . . . . . .    $   60,000        $  745,000      $  697,000
    State. . . . . . . . . . . . . . . . . . . . . . . . . .        56,000           108,000         426,000
    Deferred . . . . . . . . . . . . . . . . . . . . . . . .     1,157,000         1,065,000       3,253,000
                                                                ----------        ----------      ----------
                                                                $1,273,000        $1,918,000      $4,376,000
                                                                ----------        ----------      ----------
                                                                ----------        ----------      ----------

    The following table presents a reconciliation from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for those adjustments representing more than 5% of pretax income:


                                                                     1994        1995      1996
                                                                     ----        ----      ----
 Computed "expected" statutory rate                                   35%         35%       35%
 Increase (decrease) in rate resulting from:
      State income taxes, net of federal tax benefit                   5           5         5
                                                                      --          --        --
                                                                      40%         40%       40%
                                                                      --          --        --
                                                                      --          --        --

    Net deferred taxes at December 31 consist of the following:



                                                                  1995                1996
                                                               -----------         -----------
 Deferred tax liabilities, other . . . . . . . . . . .         $   314,000         $   210,000
                                                               -----------         -----------

 Deferred tax assets:
   Net operating loss carryforwards (NOLs) . . . . . .           7,096,000           4,720,000
   Costs capitalized to inventory for tax purposes . .             919,000             716,000
   Accrued expenses not deductible until paid. . . . .           2,462,000             410,000
   Other . . . . . . . . . . . . . . . . . . . . . . .             890,000             968,000
                                                               -----------         -----------
                                                                11,367,000           6,814,000
   Less valuation allowance. . . . . . . . . . . . . .          (2,126,000)         (1,757,000)
                                                               -----------         -----------
                                                                 9,241,000           5,057,000
                                                               -----------         -----------
      Net. . . . . . . . . . . . . . . . . . . . . . .         $ 8,927,000         $ 4,847,000
                                                               -----------         -----------
                                                               -----------         -----------




           Net deferred tax assets described above have been included in the accompanying balance sheets as follows:

                                              1995                1996
                                           -----------         -----------
 Current assets. . . . . . . . . .         $ 3,948,000         $ 2,629,000
 Noncurrent assets . . . . . . . .           4,979,000           2,218,000
                                            -----------         -----------
                                           $ 8,927,000         $ 4,847,000
                                            -----------         -----------
                                            -----------         -----------

                            NOTES TO FINANCIAL STATEMENTS

    As of December 31, 1996, the Company had acquired net operating loss carryforwards which have the following expiration dates:

 Expiration Date                                            FEDERAL
 ---------------                                           -----------
 2005. . . . . . . . . . . . . . . . . . . .               $   454,000
 2006. . . . . . . . . . . . . . . . . . . .                 9,673,000
 2007. . . . . . . . . . . . . . . . . . . .                 2,588,000
 2008. . . . . . . . . . . . . . . . . . . .                   771,000
                                                           -----------
                                                           $13,486,000
                                                           -----------
                                                           -----------

    Section 382 of the Internal Revenue Code of 1986 imposes certain limitations on a corporation's ability to use net operating loss carryforwards if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with an earlier acquisition, constitutes a more than 50% ownership change. As a result, the usage of the NOLs are restricted to approximately $4,900,000 on an annual basis.

    The Company has been consistently profitable and generated taxable income before NOL carryforwards of approximately $6.9 million in 1996. Based on its current level of profitability, management believes that the Company will be able to fully utilize the NOLs prior to their expiration. However, management has continued to maintain a valuation allowance due to the inherent uncertainties in forecasting future taxable income. Management believes that it is "more likely than not" that the Company will be able to generate the approximately $14 million of future taxable income necessary to realize the recorded amount of the net deferred tax asset prior to the expiration of the NOLs. The amount of deferred tax asset considered realizable, however, would be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

STOCK OPTION PLAN

    The Company has a stock option plan adopted in 1992. The options granted generally vest at a rate of 25% per year over a four-year period and expire ten years from the date of grant. The exercise price of the options is equal to the quoted market price at the date of grant.

                            NOTES TO FINANCIAL STATEMENTS



                                                              Weighted                      Weighted                       Weighted
                                                               Average                       Average                        Average
                                                              Exercise                      Exercise                       Exercise
                                                 1994          Price           1995           Price          1996            Price
                                               --------        --------       -------        --------       -------         --------
Outstanding at beginning of year . . .              --                       226,737          $6.00        493,071          $6.34
   Granted . . . . . . . . . . . . . .         226,737          $6.00        266,334           6.63        135,300           9.80
   Terminated and canceled . . . . . .              --                            --                       (7,363)           6.00
   Exercised . . . . . . . . . . . . .              --                            --                       (8,360)           6.07
                                               --------                      --------                     --------

Outstanding at end of year . . . . . .         226,737          $6.00        493,071          $6.34        612,648          $7.11
                                               --------                      --------                      --------
                                               --------                      --------                      --------

Options exercisable, end of year . . .           --                           45,642          $6.00        186,591          $6.67

Available for grant, end of year . . .         362,197                        95,863                       284,424

Weighted average fair value of
  options granted during the year. . .           --                            $4.35                         $7.07



    The following table summarizes information about stock options outstanding at December 31, 1996:


         Options outstanding
-------------------------------------------------
  Number         Remaining                              Options
Outstanding    Contractual Life   Exercise Price      Exercisable
-----------    ----------------    --------------      -----------
 212,014           7                   $ 6              106,005
 265,334           8                     7               65,586
 110,300           9                    10               15,000
  25,000           9                    11                --
 -------                                                --------

 612,648           8                                    186,591
 -------                                                --------
 -------                                                --------

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1995           1996
                                            ------------    ------------

 Net income                  As reported    $  2,868,000    $  6,536,000
                             Pro forma         2,707,000       6,242,000

 Primary earnings per share  As reported            0.36            0.72
                             Pro forma              0.34            0.69

 Fully diluted earnings
   per share                 As reported            0.36            0.70
                             Pro forma              0.34            0.67

    The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following assumptions: expected volatility of 42% and 53% in

                            NOTES TO FINANCIAL STATEMENTS

1995 and 1996, respectively, and risk-free interest rate of 6.75% for 1995 and 6.5% for 1996, the options would be exercised at the end of the exercise period and no dividends.

401(K) SAVINGS PLAN

    The Company has a defined contribution 401(k) savings plan covering substantially all its employees. The plan provides the Company with an option to match any participants' contributions; however no such contributions were made by the Company during 1994, 1995 or 1996.

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                  First              Second               Third              Fourth
                                                 Quarter             Quarter             Quarter             Quarter
                                              -------------       -------------       -------------       -------------
 1996
  Net sales. . . . . . . . . . . . . .        $  58,384,000       $  58,212,000       $  53,713,000       $  55,906,000
  Gross profit . . . . . . . . . . . .           14,313,000          14,806,000          14,116,000          14,316,000
  Net income . . . . . . . . . . . . .            1,142,000           1,735,000           1,754,000           1,905,000
  Primary earnings per
  common share . . . . . . . . . . . .                 0.13                0.19                0.19                0.21
  Fully diluted earnings per
  common share . . . . . . . . . . . .                 0.13                0.18                0.18                0.20

 1995
  Net sales. . . . . . . . . . . . . .           26,596,000          28,305,000          28,803,000          33,353,000
  Gross profit . . . . . . . . . . . .            6,513,000           6,660,000           6,931,000           7,873,000
  Net income . . . . . . . . . . . . .              680,000             909,000           1,070,000             209,000
  Primary earnings per
  common share . . . . . . . . . . . .                 0.12                0.11                0.12                0.02
  Fully diluted earnings per
  common share . . . . . . . . . . . .                 0.12                0.11                0.12                0.02

 1994
  Net sales. . . . . . . . . . . . . .           20,247,000          23,105,000          22,838,000          24,076,000
  Gross profit . . . . . . . . . . . .            4,855,000           5,562,000           5,793,000           5,880,000
  Net income . . . . . . . . . . . . .              355,000             532,000             471,000             535,000
  Primary earnings per
  common share . . . . . . . . . . . .                 0.06                0.09                0.08                0.09
  Fully diluted earnings per
  common share . . . . . . . . . . . .                 0.06                0.09                0.08                0.09



                               Richey Electronics, Inc.
                              Annual Report on Form 10-K
                         For the Year Ended December 31, 1996

                                    Exhibit Index

Exhibit
Number
-------
2.1 Stock Purchase Agreement, dated November 15, 1995, among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company. *4* (2.1)

2.2 First Amendment to Stock Purchase Agreement and Instrument of Joinder dated December 20, 1995 among Richey Electronics, Inc., Deanco, Inc., Electrical Distribution Acquisition Company and all of the stockholders of Electrical Distribution Acquisition Company. *4* (2.2)

2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein. *4* (2.3)

3.1      Restated Certificate of Incorporation of Richey Electronics, Inc. *5*
         (3.1)

3.2      Bylaws of Richey Electronics, Inc. *5* (3.2)

4.1 Indenture between Richey Electronics, Inc. and First Trust of California, National Association, dated as of February 15, 1996. *10* (4.1)

4.2 Registration Rights Agreement among Richey Electronics, Inc., Jefferies & Company, Inc. and Cruttenden Roth Incorporated, dated as of February 26, 1996. *12* (4.2)

10.1 Indemnification Agreement among Barclay and Company, Inc., Brajdas Corporation, Donald I. Zimmerman and certain former shareholders of RicheyImpact Electronics, Inc. identified therein dated as of April 5, 1993. *2* (E)

10.2 Letter re Amendment to Indemnification Agreement by Barclay and Company, Inc. and Donald I. Zimmerman, and agreed to by BRJS Investment Holding Corp., Brajdas Corporation and the other persons and entities identified therein dated April 23, 1993. *1* (10.3)

10.3 Registration Rights Agreement between Brajdas Corporation and BRJS Investment Holding Corp. dated April 2, 1993. *2* (10.4)

10.4 Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

10.5 Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995. *8* (10.37)

10.6 Second Addendum to Employment Agreement (William C. Cacciatore) dated as of May 17, 1995. *10* (10.31)

10.7 Employment Agreement between C. Don Alverson and Brajdas Corporation dated as of April 1, 1993. *1* (10.17)

10.8 Addendum to Employment Agreement (C. Don Alverson) dated as of February 21, 1995. *8* (10.38)

10.9 Second Addendum to Employment Agreement (C. Don Alverson) dated as of May 17, 1995. *10* (10.32)

10.10 Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993. *1* (10.20)

10.11 Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995. *8* (10.39)

10.12 Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

10.13 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *8* (10.40)

10.14 Second Addendum to Employment Agreement (Norbert W. St. John) dated as of May 17, 1995. *10* (10.33)

10.15 Employment Agreement between William Class and Richey Electronics, Inc. dated as of January 1, 1996. *11* (10.1)

10.16 Employment Agreement between Charles W. Mann and Richey Electronics, Inc. dated as of April 1, 1995. *12* (10.35)

10.17 Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc. *3* (10.2)

10.18 Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, 1993. *3* (10.3)

10.19 Modification Agreement among the Company, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995. *8* (10.26)

10.20 Modification Agreement by and between Richey Electronics, Inc. and Palisades Associates, Inc. dated as of February 21, 1995. *8* (10.41)

10.21    1993 Stock Appreciation Rights Plan. *6* (A)

10.22    1992 Stock Option Plan. *8* (10.35)

10.23    Form of Incentive Stock Option Agreement. *8* (10.36)

10.24 Lease between Principal Mutual Life Insurance Company and Richey Electronics, Inc. for lease of premises at 7441 Lincoln Way, Garden Grove, California. *8* (10.32)

10.25 Lease between M&M Enterprises, a California General Partnership and Richey Electronics, Inc. for lease of premises at 10871 La Tuna Canyon Road, Sun Valley, California. *8* (10.33)

10.26 Lease between Hownat Trust and Deanco, Inc. for lease of premises at 87 Concord Street, North Reading, Massachusetts, Boston Massachusetts. *10* (10.21)

10.27 Lease between Murray Center Venture and Deanco ACA Manufacturing, Inc. for lease of premises at Building 1, Murray Business Center, 3601 SW Murray Blvd., Beaverton, Oregon 97201. *10* (10.25)

10.28 Lease Agreement between Fujita California Partners III and Deanco, Inc., Acacia Division, for premises at 3230 Scott Boulevard, Santa Clara, California.

10.29 Loan Agreement dated as of December 20, 1995 among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as Agent. *4* (10.1)

10.30 First Amendment to the Loan Agreement dated as of February 26, 1996 among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as Agent. *10* (10.30)

11.1     Statement regarding computation of per share earnings.

21.1     Subsidiaries of Richey Electronics, Inc.

23.1     Consent of McGladrey & Pullen, LLP

23.2     Consent of McGladrey & Pullen, LLP

27.1     Financial Data Schedule

---------------

*1* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for Brajdas Corporation for the fiscal year ended February 28, 1993, filed May 28, 1993.

*2* Incorporated by reference to the designated exhibit of the Statement on Schedule 13D filed on behalf of BRJS Investment Holding Corp., C. Don Alverson, William C. Cacciatore, Greg A. Rosenbaum and Norbert W. St. John with the Commission on April 20, 1993.

*3* Incorporated by reference to the designated exhibit of the Transition Report on Form 10-Q for Brajdas Corporation for the period from January 1, 1993 through July 2, 1993, filed August 4, 1993.

*4* Incorporated by reference to the designated exhibit of Form 8-K for Richey Electronics, Inc. dated December 20, 1995, filed January 3, 1996.

*5* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-1, filed January 7, 1994, Registration No. 33-73916.

*6* Incorporated by reference to the designated exhibit of the definitive proxy statement for the 1993 Annual Meeting of Stockholders, filed July 13, 1993.

*7* Incorporated by reference to the designated exhibit of the Form 8-K for Brajdas Corporation dated July 7, 1993, filed July 13, 1993.

*8* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed February 23, 1995, Registration Statement No. 33-89690.

*9* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending March 31, 1995, filed May 15, 1995.

*10* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 1995, filed April 1, 1996.

*11* Incorporated by reference to the designated exhibit of the Quarterly report on Form 10-Q for Richey Electronics, Inc. for the period ending June 28, 1996, filed August 12, 1996.

*12* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed April 26, 1996, Registration No. 333-02983.