Form 10-Q
period 1997-03-28
RICHEY ELECTRONICS INC
filed 1997-05-09
CIK 320591

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1997

Commission File Number: 0-9788


                            RICHEY ELECTRONICS, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     33-0594451
---------------------------------            -----------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
of incorporation or organization)            No.)

              7441 Lincoln Way, Garden Grove, California     92641
          ------------------------------------------------------------
              (Address of Principal Executive Office)   (Zip Code)

                                 (714) 898-8288
            --------------------------------------------------------
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

     As of May 7, 1997, 9,063,935 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            RICHEY ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                 March 28,         December 31,
                                                   1997                1996
                                               -------------      -------------
 ASSETS
 CURRENT ASSETS
     Cash                                      $      29,000      $      30,000
     Trade receivables                            29,367,000         27,111,000
     Inventories                                  41,865,000         37,631,000
     Deferred income taxes                         2,629,000          2,629,000
     Other current assets                            750,000          1,235,000
                                               -------------      -------------
     Total current assets                      $  74,640,000     $   68,636,000
                                               -------------      -------------

 LEASEHOLD IMPROVEMENTS, EQUIPMENT
     FURNITURE AND FIXTURES, net               $   3,648,000      $   3,668,000
                                               -------------      -------------

 OTHER ASSETS AND INTANGIBLES
     Deferred income taxes                     $   1,842,000      $   2,218,000
     Deferred debt costs                           2,451,000          2,533,000
     Other                                           435,000            473,000
     Goodwill                                     46,930,000         47,233,000
                                               -------------      -------------
                                               $  51,658,000      $  52,457,000
                                               -------------      -------------
                                               $ 129,946,000      $ 124,761,000
                                               -------------      -------------
                                               -------------      -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Current maturities of long-term debt      $   3,553,000      $   4,012,000
     Accounts payable                             22,275,000         16,551,000
     Accrued expenses                              2,977,000          4,502,000
     Accrued restructuring costs                     280,000            538,000
                                               -------------      -------------
     Total current liabilities                 $  29,085,000      $  25,603,000
                                               -------------      -------------

 LONG-TERM DEBT
     Subordinated notes payable                $   2,000,000      $   2,000,000
     Convertible subordinated notes payable       55,755,000         55,755,000
     Other long-term debt                          7,450,000          7,450,000
                                               -------------      -------------
                                               $  65,205,000      $  65,205,000
                                               -------------      -------------

 STOCKHOLDERS' EQUITY
     Preferred Stock                                      --                 --
     Common Stock                                      9,000              9,000
     Additional paid-in-capital                   21,001,000         21,001,000
     Retained earnings                            14,646,000         12,943,000
                                               -------------      -------------
     Total stockholders' equity                $  35,656,000      $  33,953,000
                                               -------------      -------------
                                               $ 129,946,000      $ 124,761,000
                                               -------------      -------------
                                               -------------      -------------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Quarter Ended
                                                 ------------------------------
                                                  March 28,          March 29,
                                                    1997               1996
                                                 -----------        -----------
Net Sales:                                       $56,794,000        $58,384,000

Cost of Goods Sold:                               42,265,000         44,071,000
                                                 -----------        -----------

Gross Profit:                                    $14,529,000        $14,313,000
                                                 -----------        -----------

Operating expenses:
     Selling, warehouse, general, and
     administrative                              $10,054,000        $10,780,000

     Amortization of intangibles                     369,000            337,000
                                                 -----------        -----------
                                                 $10,423,000        $11,117,000
                                                 -----------        -----------

          Operating income                      $  4,106,000       $  3,196,000

Interest Expense                                   1,261,000          1,292,000
                                                 -----------        -----------

     Income before income taxes                 $  2,845,000       $  1,904,000

Federal and state income taxes                     1,142,000            762,000
                                                 -----------        -----------

     Net income                                 $  1,703,000       $  1,142,000
                                                 -----------        -----------
                                                 -----------        -----------

     Earnings per Share
          Primary                                      $0.19              $0.13
                                                 -----------        -----------
                                                 -----------        -----------
          Fully Diluted                                $0.18              $0.13
                                                 -----------        -----------
                                                 -----------        -----------

     Weighted Average number of shares
     outstanding:
          Primary                                  9,063,000          9,057,000
                                                 -----------        -----------
                                                 -----------        -----------
          Fully diluted                           13,010,000         10,406,000
                                                 -----------        -----------
                                                 -----------        -----------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Quarter Ended
                                                    ---------------------------
                                                      March 28,      March 29,
                                                        1997           1996
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $1,703,000     $1,142,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         762,000        673,000
  Deferred income taxes                                 376,000        185,000
  Changes in operating assets and liabilities:
    (Increase) in trade receivables                  (2,256,000)    (2,305,000)
    (Increase) in inventories                        (4,234,000)    (1,493,000)
    Decrease in other assets                            485,000        250,000
    Increase (decrease) in accounts payable
      and accrued expenses                            4,199,000       (544,000)
                                                    ------------   ------------
    Net cash provided by (used in)
      operating activities                           $1,035,000    ($2,092,000)
                                                    ------------   ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment    ($291,000)     ($368,000)
  Payment of acquisition and restructuring costs       (286,000)    (3,470,000)
                                                    ------------   ------------
      Net cash (used in) investing activities         ($577,000)   ($3,838,000)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (repayments) on short-term
    revolving line of credit                          ($450,000)             -
  Net advances (repayments) on long-term
    revolving line of credit                                  -    ($7,181,000)
  Payments on long-term debt                             (9,000)   (40,811,000)
  Proceeds from issuance of convertible debt                  -     55,755,000
  Transaction costs associated with
    refinancing activities                                    -     (2,400,000)
  Proceeds from issuance of common stock                      -         21,000
                                                    ------------   ------------
      Net cash provided by (used in)
        financing activities                          ($459,000)    $5,384,000
                                                    ------------   ------------
       (Decrease) in cash                               ($1,000)     ($546,000)
CASH
  Beginning                                             $30,000       $572,000
                                                    ------------   ------------
  Ending                                                $29,000        $26,000
                                                    ------------   ------------
                                                    ------------   ------------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                RICHEY ELECTRONICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                      (UNAUDITED)



                                                           Quarter Ended
                                                    ---------------------------
                                                      March 28,      March 29,
                                                        1997           1996
                                                    ------------   ------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Cash payments for:
  Interest                                           $ 2,162,000    $ 1,116,000
                                                    ------------   ------------
                                                    ------------   ------------
  Income taxes                                       $    46,000    $    10,000
                                                    ------------   ------------
                                                    ------------   ------------
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

Acquisition of MS Electronics:
  Working capital acquired                                          $   888,000

  Fair market value of other assets acquired
    including goodwill                                              $ 2,223,000
                                                                   ------------
  Purchase price and related transaction
  costs                                                             $ 3,111,000
                                                                   ------------
                                                                   ------------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          QUARTER ENDED MARCH 28, 1997
                                   (UNAUDITED)



                                                           Common Stock
                                            -----------------------------------------
                                                                           Additional
                               Preferred       Shares                       paid-in        Retained
                                 Stock      Outstanding      Par Value      Capital        Earnings        Total
                               ---------    -----------      ---------    -----------    -----------    -----------
Balance, December 31, 1996         --         9,063,000         $9,000    $21,001,000    $12,943,000    $33,953,000
     Net income                    --                --             --             --      1,703,000      1,703,000
                               ---------    -----------      ---------    -----------    -----------    -----------
Balance, March 28, 1997            --         9,063,000         $9,000    $21,001,000    $14,646,000    $35,656,000
                               ---------    -----------      ---------    -----------    -----------    -----------
                               ---------    -----------      ---------    -----------    -----------    -----------


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

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended March 28, 1997 and March 29, 1996 are not necessarily indicative of the results which will be reported for the entire year.

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

     For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.


NOTE 2.  BUSINESS COMBINATIONS

DEANCO ACQUISITION IN 1995

     In connection with the acquisition of Deanco, Inc. (the "Deanco Acquisition") on December 20, 1995, the Company accrued restructuring costs of $3,100,000 related to the consolidation of Deanco's operations into the Company. These costs were recorded as a purchase accounting adjustment, resulting in an increase of the preliminary purchase price allocation. The preliminary allocation of the Deanco purchase price will be finalized when all final costs are established. No adjustments have been made to the original estimates of these restructuring costs. At December 31, 1996, $538,000 of these restructuring costs were unpaid. During the first quarter of 1997, $258,000 of these remaining restructuring costs were paid.

ACQUISITIONS IN 1996

     On March 19, 1996, the Company completed the acquisition of the assets and business of MS Electronics, Inc. MS Electronics specializes in the distribution of interconnect, electromechanical and passive electronic components and provides related value-added assembly services in the Baltimore-Washington marketplace. On December 5, 1996, the Company acquired the assets and business of Summit Distributors, Inc., a Buffalo, New York distributor of interconnect, electromechanical and passive electronic components. These acquisitions were accounted for as purchase business combinations with the operations of the acquired business included subsequent to the acquisition date. Pro forma financial information for the first quarter of 1996 is not provided with respect to these acquisitions because they would not have materially changed reported sales or net income.

                           RICHEY ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)



NOTE 3.   STOCK OPTIONS AND NET OPERATING LOSS CARRYFORWARDS


STOCK OPTIONS

     The Company has a stock option plan adopted in 1992. In general, the options granted vest at a rate of 25% per year over a four-year period and expire ten years from the date of grant. The options granted were granted at fair market value at the date of grant. As of March 28, 1997, total options authorized for grant were 905,432, of which 235,174 were available for grant. During the three months ended March 28, 1997, 60,500 options were granted to employees at a price of $12-7/8 and no options were exercised.


NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1996, the Company had acquired net operating loss carryforwards ("NOLs") with the following expiration dates:

     Expiration Date                                          Federal
     ---------------                                    -----------------

          2005 . . . . . . . . . . . . . . . . . . . .      $  454,000
          2006 . . . . . . . . . . . . . . . . . . . .       9,673,000
          2007 . . . . . . . . . . . . . . . . . . . .       2,588,000
          2008 . . . . . . . . . . . . . . . . . . . .         771,000
                                                        -----------------
                                                           $13,486,000
                                                        -----------------
                                                        -----------------

     Section 382 of the Internal Revenue Code of 1986, as amended and the related regulations impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with an earlier acquisition, constitute a more than 50% ownership change. As a result, the usage of the NOLs is restricted to approximately $4,900,000 on an annual basis.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                            SUMMARY OF SELECTED DATA
                                   (UNAUDITED)

     The following table sets forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.


                                                              Quarter Ended
                                                       -------------------------
                                                         March 28,    March 29,
                                                           1997         1996
                                                         --------     --------
     Statements of Operations Data:
     -----------------------------
     Net Sales . . . . . . . . . . . . . . . . . . . .      100.0%      100.0%
     Cost of Goods Sold. . . . . . . . . . . . . . . .       74.4        75.5
                                                            -----       -----
         Gross Profit. . . . . . . . . . . . . . . . .       25.6        24.5
                                                            -----       -----
     Selling, warehouse, general & administrative. . .       17.7        18.5
     Amortization of intangibles . . . . . . . . . . .        0.7         0.6
                                                            -----       -----
         Operating Income. . . . . . . . . . . . . . .        7.2         5.5
     Interest Expense. . . . . . . . . . . . . . . . .        2.2         2.2
                                                            -----       -----
         Income before income taxes. . . . . . . . . .        5.0         3.3
     Federal and state income taxes. . . . . . . . . .        2.0         1.3
                                                            -----       -----
     Net Income. . . . . . . . . . . . . . . . . . . .        3.0%        2.0%
                                                            -----       -----
                                                            -----       -----


                                                        March 28,       Dec. 31,      Sept. 27,       June 28,       March 29,
                                                          1997            1996          1996            1996           1996
                                                         ------          ------        ------          ------         ------
Balance Sheet Data:
------------------
Total assets (000) . . . . . . . . . . . . . . . .       $129,946       $124,761       $128,420       $129,828       $128,099
Working capital (000). . . . . . . . . . . . . . .       $ 45,555       $ 43,033       $ 43,311       $ 41,221       $ 39,717
Ratio of current assets to current liabilities . .            2.6            2.7            2.6            2.4            2.4
Short-term debt (000). . . . . . . . . . . . . . .       $  3,553       $  4,012       $    263       $    219       $    136
Subordinated long-term notes payable (000) . . . .       $  2,000       $  2,000       $  2,958       $  2,956       $  2,982
Convertible subordinated notes payable (000) . . .       $ 55,755       $ 55,755       $ 55,755       $ 55,755       $ 55,755
Other long-term debt (000) . . . . . . . . . . . .       $  7,450       $  7,450       $ 10,034       $ 10,546       $ 11,377
Inventory turnover . . . . . . . . . . . . . . . .            4.2            4.4            4.2            4.9            5.2
Days sales outstanding in accounts receivable. . .           45.0           44.1           46.1           46.4           45.7
Stockholders' equity (000) . . . . . . . . . . . .       $ 35,656       $ 33,953       $ 32,048       $ 30,288       $ 28,555

RESULTS OF OPERATIONS

     Net income for the first quarter of 1997 was $1,703,000 compared with net income of $1,142,000 for the first quarter of 1996, an increase of $561,000 or 49.1%. For the first quarter of 1997, earnings per share increased to $0.18 based on fully diluted weighted average number of shares outstanding of 13,010,000, up from $0.13 per share for the first quarter of 1996, based on fully diluted weighted average number of shares outstanding of 10,406,000.

     Net sales for the quarter ended March 28, 1997 were $56,794,000 compared with net sales of $58,384,000 for the quarter ended March 29, 1996, a decrease of $1,590,000 or 2.7%. Net sales of electronic components decreased to $39,028,000 in the first quarter of 1997 from $42,650,000 in the first quarter of 1996, a decrease of 8.5%. Net sales of value-added assembly services increased to $17,766,000 for the first quarter of 1997 from $15,734,000 for the corresponding period of 1996, an increase of 12.9%. The decline in component sales is attributable to discontinued product lines. The increase in sales of value-added assembly services is attributable to the addition of new customers and the continued trend of OEM outsourcing.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at March 28, 1997 was $57,900,000, up from $53,300,000 at March 29, 1996 and up from $53,800,000 at December 31, 1996.

     Gross profit as a percentage of net sales was 25.6% for the first quarter of 1997 as compared to 24.5% for the first quarter of 1996. This 1.1% increase in gross profit percentage was due to growth in sales of higher margin value-added assembly services as a percentage of total sales and improvement in margins on sales of electronic components.

     Operating expenses for the quarter ended March 28, 1997 were $10,423,000 compared to $11,117,000 for the corresponding period in 1996. As a percentage of net sales, operating expenses decreased 0.7% for the quarter ended March 28, 1997 compared to the same period in 1996. The reduction in operating expenses was primarily the result of savings realized from the operational integration of Deanco into the Company through reductions in duplicative facilities, personnel and other operating costs. These savings were partially offset by investments primarily in sales, marketing and MIS personnel.

     Interest expense for the first quarter of 1997 was $1,261,000 as compared with $1,292,000 for the first quarter of 1996.

     Federal and state income tax expense increased to $1,142,000 (40% effective rate) for the quarter ended March 28, 1997 from $762,000 (40% effective rate) for the corresponding period of 1996. This increase was proportional to the increase in pre-tax earnings for the quarter. See Note 3 of Notes to Condensed Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently maintains with Wells Fargo Bank, N.A. a $45 million revolving line of credit. As of March 28, 1997, the Company had outstanding borrowings under this revolving line of credit of $10,000,000 and additional borrowing capacity of $32,000,000.

     Working capital increased to $45,555,000 on March 28, 1997 from $43,033,000 on December 31, 1996, an increase of $2,522,000. During the first quarter of 1997, the Company generated $4,868,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $3,869,000 for the corresponding period of 1996, an increase of 25.8%.

     During the first quarter of 1997, operating activities generated $7,525,000 in cash from net income, depreciation, amortization, deferred income taxes, decreases in other assets and increases in accounts payable and accrued expenses. During the same period, the Company invested $6,490,000 in inventory and receivables. Thus, operating activities for the first quarter of 1997 provided net cash of $1,035,000 as compared to net cash of $2,092,000 used in operating activities for the same period of 1996. During the first quarter of 1997, the Company used $577,000 in investing activities, including $291,000 for capital expenditures and $258,000 for payment of restructuring costs accrued in connection with the acquisition of Deanco. See Note 2 of Notes to Condensed Financial Statements. This use of cash was financed with net cash from operating activities.

     For the quarter ended March 28, 1997, inventory turnover was 4.2x compared to 5.2x for the quarter ended March 29, 1996 and 4.4x for the quarter ended December 31, 1996. These decreases are the result of investment in new nationally franchised lines that require minimum initial stocking levels and management's forecast of sales growth in 1997.

     Days sales outstanding in accounts receivable were 45.0 days at March 28, 1997 compared to 45.7 days at March 29, 1996 and 44.1 days at December 31, 1996.

RECENT PRONOUNCEMENTS

     In February 1997 the FASB issued Statement No. 128, Earnings Per Share, (SFAS No. 128) which establishes standards for computing and presenting earnings per share. This standard redefines earnings per share under generally accepted accounting principles. Under this standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. SFAS No. 128 is effective for fiscal years beginning after December 15, 1997.

     In February 1997 the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, (SFAS No. 129) which establishes disclosure requirements for an entity's capital structure. SFAS No. 129 is effective for fiscal years beginning after December 15, 1997.

     Management has not yet completed its analysis to determine the impact implementations of SFAS No. 128 or 129 will have on its financial statements.

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

               4.2 Registration Rights Agreement among Richey Electronics, Inc., Jefferies & Company, Inc. and Cruttenden Roth Incorporated, dated as of February 26, 1996 (Incorporated by reference from the Registration Statement on Form S-2, filed April 26, 1996, Registration No. 333-02983 as exhibit 4.2 thereof).

               11.1   Statement regarding computation of per share earnings

               27.1   Financial Data Schedule

               (b)    Reports on Form 8-K.

                      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RICHEY ELECTRONICS, INC.
                                             (Registrant)



                                        By /s/ Richard N. Berger
                                           -------------------------------------
                                           Richard N. Berger
                                           Vice President,
                                           Chief Financial Officer
                                           and Secretary




May 9, 1997

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
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

     4.2 Registration Rights Agreement among Richey Electronics, Inc., Jefferies & Company, Inc. and Cruttenden Roth Incorporated, dated as of February 26, 1996 (Incorporated by reference from the Registration Statement on Form S-2, filed April 26, 1996, Registration No. 333-02983 as exhibit 4.2 thereof).

     11.1           Statement regarding computation of per share earnings

     27.1           Financial Data Schedule