Form 10-Q
period 1997-06-27
RICHEY ELECTRONICS INC
filed 1997-08-08
CIK 320591

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1997

Commission File Number: 0-9788


                           RICHEY ELECTRONICS, INC.
         -----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                  33-0594451
---------------------------------           -------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification
of incorporation or organization)           No.)

              7441 Lincoln Way, Garden Grove, California 92641
             --------------------------------------------------
             (Address of Principal Executive Office)  (Zip Code)

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

     As of August 6, 1997, 9,063,935 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            RICHEY ELECTRONICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                  JUNE 27,        DECEMBER 31,
                                                    1997              1996
                                                ------------      ------------
ASSETS
CURRENT ASSETS
  Cash                                          $     29,000      $     30,000
  Trade receivables                               31,473,000        27,111,000
  Inventories                                     46,866,000        37,631,000
  Deferred income taxes                            2,629,000         2,629,000
  Other current assets                             1,225,000         1,235,000
                                                ------------      ------------
    Total current assets                        $ 82,222,000      $ 68,636,000
                                                ------------      ------------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
  FURNITURE AND FIXTURES, net                   $  5,076,000      $  3,668,000
                                                ------------      ------------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                         $  4,355,000      $  2,218,000
  Deferred debt costs                              2,407,000         2,533,000
  Other                                              409,000           473,000
  Goodwill                                        50,230,000        47,233,000
                                                ------------      ------------
                                                $ 57,401,000      $ 52,457,000
                                                ------------      ------------
                                                $144,699,000      $124,761,000
                                                ------------      ------------
                                                ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt          $  3,201,000      $  4,012,000
  Accounts payable                                21,770,000        16,551,000
  Accrued expenses                                 5,833,000         5,040,000
                                                ------------      ------------
    Total current liabilities                   $ 30,804,000      $ 25,603,000
                                                ------------      ------------

LONG-TERM DEBT
  Subordinated notes payable                    $  2,000,000      $  2,000,000
  Convertible subordinated notes payable          55,755,000        55,755,000
  Other long-term debt                            18,157,000         7,450,000
                                                ------------      ------------
                                                $ 75,912,000      $ 65,205,000
                                                ------------      ------------
STOCKHOLDERS' EQUITY
  Preferred Stock                                         --                --
  Common Stock                                         9,000             9,000
  Additional paid-in-capital                      21,726,000        21,001,000
  Retained earnings                               16,324,000        12,943,000
  Cumulative translation adjustment                  (76,000)               --
                                                ------------      ------------
    Total stockholders' equity                  $ 37,983,000      $ 33,953,000
                                                ------------      ------------
                                                $144,699,000      $124,761,000
                                                ------------      ------------
                                                ------------      ------------


             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       QUARTER ENDED               SIX MONTHS ENDED
                                                --------------------------   ---------------------------
                                                  JUNE 27,       JUNE 28,       JUNE 27,      JUNE 28,
                                                    1997           1996           1997          1996
                                                -----------    -----------   ------------   ------------
Net Sales:                                      $59,346,000    $58,212,000   $116,140,000   $116,596,000

Cost of Goods Sold:                              44,684,000     43,406,000     86,949,000     87,477,000
                                                -----------    -----------   ------------   ------------
Gross Profit:                                   $14,662,000    $14,806,000   $ 29,191,000   $ 29,119,000
                                                -----------    -----------   ------------   ------------

Operating expenses:
  Selling, warehouse, general,
  and administrative                            $10,021,000    $10,206,000   $ 20,075,000   $ 20,986,000
Amortization of intangibles                         380,000        366,000        749,000        703,000
                                                -----------    -----------   ------------   ------------
                                                $10,401,000    $10,572,000   $ 20,824,000   $ 21,689,000
                                                -----------    -----------   ------------   ------------
  Operating income                              $ 4,261,000    $ 4,234,000   $  8,367,000   $  7,430,000
Interest Expense                                  1,455,000      1,339,000      2,716,000      2,631,000
                                                -----------    -----------   ------------   ------------

  Income before income taxes                    $ 2,806,000    $ 2,895,000   $  5,651,000   $  4,799,000

Federal and state income taxes                    1,128,000      1,160,000      2,270,000      1,922,000
                                                -----------    -----------   ------------   ------------

  Net income                                    $ 1,678,000    $ 1,735,000   $  3,381,000   $  2,877,000
                                                -----------    -----------   ------------   ------------
                                                -----------    -----------   ------------   ------------
  Earnings per Share
    Primary                                           $0.19          $0.19          $0.37          $0.32
                                                -----------    -----------   ------------   ------------
                                                -----------    -----------   ------------   ------------
    Fully Diluted                                     $0.18          $0.18          $0.35          $0.31
                                                -----------    -----------   ------------   ------------
                                                -----------    -----------   ------------   ------------

  Weighted Average number of shares
  outstanding
    Primary                                       9,063,000      9,058,000      9,063,000      9,058,000
                                                -----------    -----------   ------------   ------------
                                                -----------    -----------   ------------   ------------
    Fully Diluted                                13,010,000     13,006,000     13,010,000     11,720,000
                                                -----------    -----------   ------------   ------------
                                                -----------    -----------   ------------   ------------

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                          ------------------------------
                                                                           JUNE 27,            JUNE 28,
                                                                             1996                1996
                                                                          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $3,381,000          $2,877,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            1,584,000           1,420,000
  Deferred income taxes                                                      761,000             770,000
  Changes in operating assets and liabilities,
    net of effect of business combinations:
    (Increase) in trade receivables                                       (1,134,000)         (2,636,000)
    (Increase) in inventories                                             (6,351,000)         (3,293,000)
    Decrease in other assets                                                 137,000              17,000
    Increase in accounts payable
      and accrued expenses                                                   824,000           1,380,000
                                                                         -----------         -----------
    Net cash provided by (used in) operating activities                    ($798,000)           $535,000
                                                                         -----------         -----------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                         ($706,000)          ($692,000)
  Payment of acquisition and restructuring costs                          (7,290,000)         (4,779,000)
                                                                         -----------         -----------
      Net cash (used in) investing activities                            ($7,996,000)        ($5,471,000)
                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (repayments) on short-term revolving line of credit       ($1,085,000)                 --
  Net advances (repayments) on long-term revolving line of credit                 --         ($7,911,000)
  Borrowings (payments) on long-term debt                                  9,944,000         (40,855,000)
  Proceeds from issuance of convertible debt                                      --          55,755,000
  Transaction costs associated with refinancing activities                   (38,000)         (2,619,000)
  Proceeds from issuance of common stock                                          --              19,000
                                                                         -----------         -----------
      Net cash provided by financing activities                           $8,821,000          $4,389,000
                                                                         -----------         -----------
      Net effect of translation on cash                                     ($28,000)                 --
                                                                         -----------         -----------
      (Decrease) in cash                                                     ($1,000)          ($547,000)

CASH
  Beginning                                                                  $30,000            $572,000
                                                                         -----------         -----------
  Ending                                                                     $29,000             $25,000
                                                                         -----------         -----------
                                                                         -----------         -----------

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                          ------------------------------
                                                                           JUNE 27,            JUNE 28,
                                                                             1996                1996
                                                                          ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash Payments For:
  Interest                                                                $2,473,000          $1,306,000
                                                                         -----------         -----------
                                                                         -----------         -----------
  Income taxes                                                            $  913,000          $  116,000
                                                                         -----------         -----------
                                                                         -----------         -----------

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Acquisition of MS Electronics:
  Working capital acquired                                                                    $  888,000
  Fair market value of other assets acquired
    including goodwill                                                                         2,231,000
                                                                                             -----------
  Purchase price and related transaction costs                                                $3,119,000
                                                                                             -----------
                                                                                             -----------
Acquisition of Simmonds Technology:
  Working capital acquired                                                $  363,000
  Fair market value of equipment acquired                                  1,384,000
  Deferred income taxes                                                    2,920,000
  Goodwill                                                                 3,635,000
  Long-term lease obligations                                               (756,000)
  Common stock warrants issued                                              (730,000)
                                                                         -----------
  Purchase price and related transaction costs                            $6,816,000
                                                                         -----------
                                                                         -----------

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 27, 1997
                                  (UNAUDITED)

                                                       COMMON STOCK
                                          ----------------------------------------
                                                                        ADDITIONAL                      CUMULATIVE
                              PREFERRED     SHARES          PAR          PAID-IN         RETAINED       TRANSLATION
                                STOCK     OUTSTANDING      VALUE         CAPITAL         EARNINGS       ADJUSTMENT        TOTAL
                              ---------   -----------      ------      -----------      -----------     -----------    -----------
Balance, December 31, 1996       --        9,063,000       $9,000      $21,001,000      $12,943,000            --      $33,953,000
  Common stock warrants
  issued in conjunction
  with STI acquisition           --               --           --          725,000               --            --          725,000

  Translation adjustment         --               --           --               --               --       (76,000)         (76,000)
  Net Income                     --               --           --               --        3,381,000            --        3,381,000
                              ---------   -----------      ------      -----------      -----------     -----------    -----------
Balance, June 27, 1997           --        9,063,000       $9,000      $21,726,000      $16,324,000      ($76,000)     $37,983,000
                              ---------   -----------      ------      -----------      -----------     -----------    -----------
                              ---------   -----------      ------      -----------      -----------     -----------    -----------

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RICHEY ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Richey Electronics, Inc. (the "Company" or "Richey Electronics") is a specialty distributor of electronic components and a provider of related value-added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers.


SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended June 27, 1997 and June 28, 1996 are not necessarily indicative of the results which will be reported for the entire year. For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.


     RECENT PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. This standard redefines earnings per share under generally accepted accounting principles. Under this standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. SFAS No. 128 will be effective

                            RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

for the Company for its fiscal years beginning with 1998. If the Company had applied SFAS No. 128 in the accompanying unaudited financial statements, its earnings per share would not have changed.

     In the first six months of 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Reporting Disaggregated Information about a Business Enterprise. These statements will be effective for the Company for its fiscal years beginning with 1998. Management has not yet completed its analysis to determine the impact implementations of SFAS No. 129, 130 and 131 will have on the Company's financial statements.


     PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited financial statements consolidate the accounts of Richey Electronics and its wholly owned Canadian subsidiary which was acquired on June 13, 1997. All material intercompany transactions have been eliminated.


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


     FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's Canadian subsidiary are translated into US dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign

                            RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


Currency Translation, using the Canadian dollar as the functional currency. The Company translates the balance sheet accounts at the exchange rate on the balance sheet date and the income statement at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

NOTE 2.   BUSINESS COMBINATIONS

ACQUISITIONS IN 1996

     On March 19, 1996, the Company completed the acquisition of the assets and business of MS Electronics, Inc. MS Electronics specializes in the distribution of interconnect, electromechanical and passive electronic components and provides related value-added assembly services in the Baltimore-Washington marketplace. On December 5, 1996, the Company acquired the assets and business of Summit Distributors, Inc., a Buffalo, New York distributor of interconnect, electromechanical and passive electronic components. These acquisitions were accounted for as purchase business combinations, with the operations of the acquired business included subsequent to the acquisition date. Pro forma financial information is not provided with respect to these acquisitions because they would not have materially changed reported sales or net income.


STI ACQUISITION IN 1997

     DESCRIPTION OF ACQUISITION

     On June 13, 1997, the Company completed the purchase (the "STI Acquisition") of all of the issued and outstanding common stock of Simmonds Technologies Inc. ("STI"), an indirect wholly owned subsidiary of Simmonds Capital Limited ("Simmonds"), for $1. STI is a distributor of interconnect, electromechanical and passive electronic components, headquartered in Toronto, Ontario, with additional branch locations in the Montreal, Ottawa, Winnipeg, Saskatoon, Calgary, Edmonton and Vancouver regions.

     In events related to the STI Acquisition, the Company also issued to Simmonds a warrant to purchase 197,044 shares of common stock of the Company at an exercise price of $10.15 per share. For purchase accounting purposes, the value of this warrant was estimated to be $730,000. In addition, through STI, the Company contributed approximately $1.1 million toward the future settlement of certain of STI's long-term capital lease obligations and facility leases to be retained by Simmonds. Simmonds agreed to be responsible for negotiating such settlements and obtaining releases of STI's obligations under such leases.

                            RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

The Company also transferred to Simmonds $3.4 million of STI non-core inventory which the Company believes it will not be able to use in its operations. Simmonds also received a right to a future payment due March 31, 2002 from STI based upon a percentage of STI's operating earnings as defined by agreement between the parties. For purchase accounting purposes, this future payment will be accounted for as contingent consideration and will be recorded as additional purchase price when the amount is determinable. The additional consideration will be recorded as goodwill and amortized over the remaining economic life of the goodwill, or approximately ten years.

     Under the terms of the transaction, the Company refinanced STI's bank indebtedness of approximately $5.7 million. The Company funded the STI bank debt refinancing and the contribution toward settlement of certain long-term obligations referred to above, by drawing upon the Company's $45 million revolving line of credit with Wells Fargo Bank, N.A.

     The STI Acquisition was accounted for as a purchase business combination, with the operations of STI included subsequent to the date of acquisition. Net sales and net income associated with STI for the period from June 13 through June 27, 1997 or a comparable period for 1996 were not material and therefore pro forma financial information is not presented.

     In July 1997, the Company changed the name of STI to Richey Electronics Limited.

                            RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


     PRELIMINARY ALLOCATION OF PURCHASE PRICE

     The following preliminary allocation of the purchase price after adjusting to fair value the assets and liabilities of STI is based upon estimates that are currently available and is subject to change based upon final numbers. The final allocation will be contingent upon completion of management's assessment of the fair value of net assets acquired.

                                                       U.S. DOLLARS
                                                       ------------
Consideration and liabilities assumed:
    Bank debt assumed and then refinanced                $ 5,720
    Accounts payable, accrued expenses and
    lease obligations assumed                              5,942
    Cash contribution toward settlement of
    long-term lease obligations                            1,095
    Transaction costs                                        730
    Common stock warrants                                    730
    Contingent payment obligation                             -
                                                         -------
                                                         $14,217
                                                         -------
                                                         -------
Allocated to:
    Current assets                                       $ 6,278
    Deferred tax assets                                    2,920
    Leasehold improvements, fixtures and assets
    acquired under capital leases                          1,384
    Goodwill                                               3,635
                                                         -------
                                                         $14,217
                                                         -------
                                                         -------

     In the preliminary allocation of the purchase price, the Company has recorded a deferred tax asset of $2,920,000, which is net of a valuation allowance of approximately $1,000,000. This deferred tax asset represents STI net operating loss carryforwards. Realization of this deferred tax asset is dependent upon the Company generating Canadian taxable income of approximately $6,500,000 before the expiration dates of these loss carryforwards which are 2002 and 2003. Due to the uncertainty inherent in forecasts of future results, management has established the valuation allowance to reduce the net deferred tax asset to the tax benefit expected to be realized over the next three to five years.

                            RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


     ASSUMPTION OF LEASE OBLIGATIONS

     In connection with the STI Acquisition, certain operating and capital lease obligations were assumed. Future minimum lease payments under these capital and operating leases are as follows:

       YEAR ENDING            CAPITAL LEASES   OPERATING LEASES      TOTAL
       -----------            --------------   ----------------      -----

           1997                 $  238,000       $  262,000        $  500,000

           1998                    374,000          510,000           884,000

           1999                    372,000          443,000           815,000

           2000                    164,000          372,000           536,000

           2001                     37,000          373,000           410,000

        Thereafter                   4,000        3,398,000         3,402,000
                                ----------       ----------        ----------

Total minimum payments           1,189,000        5,358,000         6,547,000
Less:  Amount Representing
       Interest                    142,000               --           142,000
                                ----------       ----------        ----------
Present value of net minimum
lease payments                  $1,047,000       $5,358,000        $6,405,000

The capital lease obligations are included in other long-term debt and current maturities of long-term debt on the balance sheet. This lease commitment schedule reflects the entire operating lease obligation for the Pickering (Toronto) facility or approximately $365,000 a year through December 2010. The Company has entered into an informal sublease arrangement for 50% of this facility. By December 31, 1997, the Company expects to enter into a new lease for this reduced space. The above schedule does not reflect obligations under the leases for which Simmonds is responsible for obtaining settlements and releases as described above.


NOTE 3.       STOCK OPTIONS

     The Company has a stock option plan adopted in 1992 and amended and restated in 1997. In general, the options granted under this plan vest at a rate of 25% per year over a four-year period and expire ten years from the date of grant. The options granted were granted at fair market value at the date of grant. As of June 27, 1997, total options authorized for grant were 1,300,000, of which 630,992 were available for grant. During the

                            RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


six months ended June 27, 1997, 60,500 options were granted to employees at a price of $12.875, 1,250 options were exercised and 12,500 options were canceled.


NOTE 4.   NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1996, the Company had acquired net operating loss carryforwards ("NOLs") with the following expiration dates:

     EXPIRATION DATE                                     FEDERAL
     ---------------                                   -----------
          2005 . . . . . . . . . . . . . . . . . . . . $   454,000
          2006 . . . . . . . . . . . . . . . . . . . .   9,673,000
          2007 . . . . . . . . . . . . . . . . . . . .   2,588,000
          2008 . . . . . . . . . . . . . . . . . . . .     771,000
                                                       -----------
                                                       $13,486,000
                                                       -----------
                                                       -----------

     Section 382 of the Internal Revenue Code of 1986, as amended and the related regulations impose certain limitations on a corporation's ability to use NOLs if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with an earlier acquisition, constitute a more than 50% ownership change. As a result, the usage of these NOLs is restricted to approximately $4,900,000 on an annual basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


                           SUMMARY OF SELECTED DATA
                                 (UNAUDITED)

     The following table sets forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.

                                                       QUARTER ENDED      SIX MONTHS ENDED
                                                     -----------------   -----------------
                                                     JUNE 27,  JUNE 28,  JUNE 27,  JUNE 28,
                                                       1997      1996      1997      1996
                                                     -------   -------   -------   -------
Statements of Operations Data:
------------------------------
Net Sales. . . . . . . . . . . . . . . . . . . .      100.0%    100.0%    100.0%    100.0%
Cost of Goods Sold . . . . . . . . . . . . . . .       75.3      74.6      74.9      75.0
                                                      -----     -----     -----     -----
  Gross Profit . . . . . . . . . . . . . . . . .       24.7      25.4      25.1      25.0
                                                      -----     -----     -----     -----
Selling, warehouse, general & administrative . .       16.9      17.5      17.3      18.0
Amortization of intangibles. . . . . . . . . . .        0.6       0.6       0.6       0.6
                                                      -----     -----     -----     -----
  Operating Income . . . . . . . . . . . . . . .        7.2       7.3       7.2       6.4
Interest Expense . . . . . . . . . . . . . . . .        2.5       2.3       2.3       2.3
                                                      -----     -----     -----     -----
  Income before income taxes . . . . . . . . . .        4.7       5.0       4.9       4.1
Federal and state income taxes . . . . . . . . .        1.9       2.0       2.0       1.6
                                                      -----     -----     -----     -----
  Net Income . . . . . . . . . . . . . . . . . .        2.8%      3.0%      2.9%      2.5%
                                                      -----     -----     -----     -----
                                                      -----     -----     -----     -----

                                                       JUNE 27,       MARCH 28,       DEC. 31,      SEPT. 27,      JUNE 28,
                                                         1997            1997           1996          1996           1996
                                                       --------       --------       --------       --------       --------
Balance Sheet Data:
-------------------
Total assets (000). . . . . . . . . . . . . . . .      $144,699       $129,946       $124,761       $128,420       $129,828
Working capital (000) . . . . . . . . . . . . . .      $ 51,418       $ 45,555       $ 43,033       $ 43,311       $ 41,221
Ratio of current assets to current liabilities. .           2.7            2.6            2.7            2.6            2.4
Short-term debt (000) . . . . . . . . . . . . . .      $  3,201       $  3,553       $  4,012       $    263       $    219
Subordinated long-term notes payable (000). . . .      $  2,000       $  2,000       $  2,000       $  2,958       $  2,956
Convertible subordinated notes payable (000). . .      $ 55,755       $ 55,755       $ 55,755       $ 55,755       $ 55,755
Other long-term debt (000). . . . . . . . . . . .      $ 18,157       $  7,450       $  7,450       $ 10,034       $ 10,546
Inventory turnover. . . . . . . . . . . . . . . .           4.0x           4.2x           4.4x           4.2x           4.9x
Days sales outstanding in accounts receivable . .          44.3           45.0           44.1           46.1           46.4
Stockholders' equity (000). . . . . . . . . . . .      $ 37,983       $ 35,656       $ 33,953       $ 32,048       $ 30,288


RESULTS OF OPERATIONS

     Net income for the second quarter of 1997 was $1,678,000 ($0.18 per share, fully diluted) compared with net income of $1,735,000 ($0.18 per share, fully diluted) for the 1996 second quarter. For the six months ended June 27, 1997, net income was $3,381,000 ($0.35 per share, fully diluted) compared with $2,877,000 ($0.31 per share, fully diluted) for the same period in 1996, an increase of 17.5%.

     Sales for the second quarter of 1997 rose to $59,346,000 from $58,212,000 for the same period in 1996, an increase of 1.9%. For the first six months of 1997, sales were $116,140,000 compared with sales of $116,596,000 for the first six months of 1996.

     Net sales of electronic components decreased to $40,514,000 for the second quarter of 1997 from $42,405,000 for the second quarter of 1996. Component sales for the second quarter of 1997, while down 4.5% from the second quarter of 1996, improved on a quarter-by-quarter basis from $39,028,000 in the first quarter of 1997 and $36,454,000 in the third quarter of 1996. This improvement reflects the continuing slow recovery in the electronics distribution industry from the industry-wide downturn in 1996.

     Net sales of value-added services increased to $18,832,000 for the second quarter of 1997 from $15,807,000 for the second quarter of 1996. Value-added sales for the second quarter of 1997 were up 19.1% from the second quarter of 1996 and up 6.0% from the first quarter of 1997 and continued to grow at a more rapid pace than component sales as a result of the continuing trend by OEMs to outsource assembly operations.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. The Company's order backlog in the United States at June 27, 1997 was $57,255,000, up from $52,612,000 at June 28, 1996 and up from $53,800,000 at December 31, 1996.

     Gross profit margin for the first six months of 1997 was 25.1% compared to gross profit margin of 25.0% for the first six months of 1996. Gross profit margin for the second quarter of 1997 was 24.7% compared to margins of 25.4% for the second quarter of 1996 and 25.6% for the first quarter of 1997. The decrease in margins for the second quarter of 1997 was primarily due to increased pricing pressures for electromechanical and passive components and value-added services.

     Operating expenses for the second quarter of 1997 were $10,401,000 (17.5% of net sales) compared to $10,572,000 (18.1% of net sales) for the second quarter of 1996. For the first six months of 1997, operating expenses were $20,824,000 (17.9% of net sales) compared to $21,689,000 (18.6% of net sales) for the first six months of 1996. The reduction in operating expenses was primarily the result of savings realized from the operational integration of Deanco into the Company through reductions in duplicative facilities, personnel and other operating costs. These savings were partially offset by expense investments, primarily in sales, marketing and MIS personnel. In addition, in the second quarter of 1997, the Company instituted additional measures to reduce operating expenses in light of its bookings levels and marketing surveys of its customers which suggested that the recovery from the 1996 industry-wide downturn would proceed more slowly than management had anticipated.

     Interest expense for the second quarter of 1997 was $1,455,000 as compared with $1,339,000 for the second quarter of 1996. The increase in interest expense was primarily due to an increase in borrowings as a result of the STI Acquisition and a non-recurring $70,000 unused line fee under the Company's revolving line of credit.

     Federal and state income tax expense decreased to $1,128,000 (40% effective rate) for the quarter ended June 27, 1997 from $1,160,000 (40% effective rate) for the corresponding period of 1996. This decrease was proportional to the decrease in pre-tax earnings for the quarter. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of income tax matters.


LIQUIDITY AND CAPITAL RESOURCES

     The Company currently maintains with Wells Fargo Bank, N.A. a $45 million revolving line of credit. The Company used this line of credit to fund the purchase of STI on June 13, 1997. As of June 27, 1997, the Company had outstanding borrowings under this revolving line of credit of $19,365,000 and additional borrowing capacity of $25,500,000.

     Working capital increased to $51,418,000 on June 27, 1997 from $43,033,000 on December 31, 1996, an increase of $8,385,000. During the first six months of 1997, the Company generated $9,951,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $8,850,000 for the corresponding period of 1996, an increase of 12.4%.

     During the first six months of 1997, operating activities generated $6,687,000 in cash from net income, depreciation, amortization, deferred income taxes, decreases in other assets and increases in accounts payable and accrued expenses. During the same period, the Company invested $7,485,000 in inventory and receivables. Thus, operating activities for the first six months of 1997 used net cash of $798,000 as compared to net cash of $535,000 provided by operating activities for the same period of 1996. During the first six months of 1997, the Company used $7,996,000 in investing activities, including $706,000 for capital expenditures relating to normal investments in leasehold improvements, software, furniture, fixtures and equipment, $474,000 for payment of restructuring costs accrued in connection with acquisitions in 1995 and $6,816,000 relating to the acquisition of STI. See Note 2 of Notes to Condensed Consolidated Financial Statements. This use of cash was financed with borrowings under the Company's revolving line of credit.

     For the quarter ended June 27, 1997, inventory turnover was 4.0x compared to 4.9x for the quarter ended June 28, 1996 and 4.4x for the quarter ended December 31, 1996. These decreases are the result of inventory investment in nationally franchised lines and lower than anticipated sales growth in the first six months of 1997.

     Days sales outstanding in accounts receivable were 44.3 days at June 27, 1997 compared to 46.4 days at June 28, 1996 and 44.1 days at December 31, 1996.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          (a) and (b)

          None

          (c) Information required by Item 701 of Regulation S-K

          On June 13, 1997, in events related to the STI Acquisition, the Company issued to STI a warrant to purchase 197,044 shares of common stock of the Company at an exercise price of $10.15 per share (subject to adjustment in certain events) and STI transferred this warrant to Simmonds. The expiration date of this warrant is March 31, 2002. This warrant was issued in a private placement pursuant to the exemption from registration provided by
          Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In connection with the issuance of this warrant, STI represented to the Company that it is an accredited investor as defined in Regulation D under the Act and agreed to comply with other applicable requirements necessary to make such exemption available. For purposes of accounting for the purchase of STI, $730,000 was allocated to this warrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its annual meeting of stockholders on May 1, 1997. C. Don Alverson, Thomas W. Blumenthal, William C. Cacciatore, Edward L. Gelbach, Greg A. Rosenbaum, Norbert W. St. John and Donald I. Zimmerman were each reelected to serve as directors until the next annual meeting of stockholders, and received votes as follows:

                                       NUMBER OF VOTES    NUMBER OF VOTES
                                          CAST FOR         WITHHELD FROM
                 NAME                   HIS ELECTION       HIS ELECTION
                 ----                  ---------------    ---------------
          C. Don Alverson                8,131,895            7,072
          Thomas W. Blumenthal           8,131,898            7,069
          William C. Cacciatore          8,131,895            7,072
          Edward L. Gelbach              8,131,898            7,069
          Greg A. Rosenbaum              8,131,898            7,069
          Norbert W. St. John            8,131,898            7,069
          Donald I. Zimmerman            8,131,898            7,069

          At this annual meeting, stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for 1997. 7,763,155 votes were cast for, 41,737 votes were cast against and 3,275 votes abstained from ratifying such appointment.

          At this annual meeting, stockholders also voted to approve the Amended and Restated 1992 Stock Option Plan of the Company which was attached as Appendix A to the Company's proxy statement for the 1997 annual meeting. 7,858,898 votes were cast for, 55,788 votes were cast against and 14,244 votes abstained from approving such plan.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits required by Item 601 of Regulation S-K.

          2.1 Share Purchase Agreement dated June 13, 1997, among Richey Electronics, Inc., SCL Electronics Ltd., Simmonds Technologies Inc. and Simmonds Capital Limited (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., dated June 26, 1997, filed June 26, 1997 as exhibit 2.1 thereof).

          2.2 Intercompany Debt Repayment Agreement dated June 13, 1997 among Simmonds Capital Limited, SCL Electronics Ltd. and Simmonds Technologies Inc. (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., dated June 26, 1997, filed June 26, 1997 as exhibit 2.2 thereof).

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

          4.3 Warrant dated June 13, 1997, to purchase common stock of Richey Electronics, Inc., expiring March 31, 2002
               (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., dated June 26, 1997, filed June 26, 1997 as exhibit 4.1 thereof).

          10.1 Amended and Restated 1992 Stock Option Plan (Incorporated by reference from the definitive proxy statement for the 1997 annual meeting of stockholders, dated March 21, 1997, filed March 21, 1997 as appendix A thereof).

          10.2 Lease between Wychrest Estates Inc. and Simmonds Technologies Inc. (as assignee of Simmonds Communications Ltd.) for lease of premises at 580 Granite Court, Pickering, Ontario.

          10.3 Lease Contract No. 002506 dated September 12, 1996, between CIBC Equipment Finance Limited and Simmonds Technologies Inc.

          11.1 Statement regarding computation of per share earnings

          27.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K dated June 26, 1997 and filed on June 26, 1997 (reporting on the acquisition of Simmonds Technologies Inc.)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RICHEY ELECTRONICS, INC.
                                             (Registrant)



                                       By /s/ Richard N. Berger
                                          --------------------------------
                                          Richard N. Berger
                                          Vice President,
                                          Chief Financial Officer
                                          and Secretary





August 8, 1997

                                 EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

    2.1 Share Purchase Agreement dated June 13, 1997, among Richey Electronics, Inc., SCL Electronics Ltd., Simmonds Technologies Inc. and Simmonds Capital Limited (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., dated June 26, 1997, filed June 26, 1997 as exhibit 2.1 thereof).

    2.2 Intercompany Debt Repayment Agreement dated June 13, 1997 among Simmonds Capital Limited, SCL Electronics Ltd. and Simmonds Technologies Inc. (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., dated June 26, 1997, filed June 26, 1997 as exhibit 2.2 thereof).

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

    4.3 Warrant dated June 13, 1997, to purchase common stock of Richey Electronics, Inc., expiring March 31, 2002 (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., dated June 26, 1997, filed June 26, 1997 as exhibit 4.1 thereof).

    10.1            Amended and Restated 1992 Stock Option Plan
                    (Incorporated by reference from the definitive proxy statement for the 1997 annual meeting of stockholders, dated March 21, 1997, filed March 21, 1997 as appendix A thereof).

    10.2 Lease between Wychrest Estates Inc. and Simmonds Technologies Inc. (as assignee of Simmonds
                    Communications Ltd.) for lease of premises at 580 Granite Court, Pickering, Ontario.

    10.3 Lease Contract No. 002506 dated September 12, 1996, between CIBC Equipment Finance Limited and Simmonds Technologies Inc.

    11.1            Statement regarding computation of per share earnings

    27.1            Financial Data Schedule