Form 10-Q
period 1997-09-26
RICHEY ELECTRONICS INC
filed 1997-11-07
CIK 320591

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .


Commission File Number: 0-9788


                               RICHEY ELECTRONICS, INC.
           ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                33-0594451
   ---------------------------------        -------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification
   incorporation or organization)           No.)

                  7441 Lincoln Way, Garden Grove, California  92641
                -----------------------------------------------------
                 (Address of Principal Executive Office)  (Zip Code)

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


    As of November 4, 1997, 9,068,417 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                             PART I-FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                               RICHEY ELECTRONICS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                             SEPTEMBER 26,      DECEMBER 31,
                                                  1997               1996
                                            --------------     --------------
ASSETS
CURRENT ASSETS
 Cash                                       $       29,000     $       30,000
 Trade receivables                              33,941,000         27,111,000
 Inventories                                    49,291,000         37,631,000
 Deferred income taxes                           2,629,000          2,629,000
 Other current assets                              960,000          1,235,000
                                            --------------     --------------
     Total current assets                   $   86,850,000     $   68,636,000
                                            --------------     --------------
 LEASEHOLD IMPROVEMENTS, EQUIPMENT
 FURNITURE AND FIXTURES, net                $    5,167,000     $    3,668,000
                                            --------------     --------------

OTHER ASSETS AND INTANGIBLES
 Deferred income taxes                      $    4,031,000     $    2,218,000
 Deferred debt costs                             2,325,000          2,533,000
 Other                                             380,000            473,000
 Goodwill                                       49,849,000         47,233,000
                                            --------------     --------------
                                            $   56,585,000     $   52,457,000
                                            --------------     --------------
                                            $  148,602,000     $  124,761,000
                                            --------------     --------------
                                            --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt       $    4,459,000     $    4,012,000
 Accounts payable                               24,900,000         16,551,000
 Accrued expenses                                3,886,000          4,502,000
 Accrued restructuring costs                            --            538,000
                                            --------------     --------------
     Total current liabilities              $   33,245,000     $   25,603,000
                                            --------------     --------------

LONG-TERM DEBT
 Subordinated notes payable                 $    2,000,000     $    2,000,000
 Convertible subordinated notes payable         55,755,000         55,755,000
 Other long-term debt                           18,049,000          7,450,000
                                            --------------     --------------
                                            $   75,804,000     $   65,205,000
                                            --------------     --------------
STOCKHOLDERS' EQUITY
 Preferred Stock                                        --                 --
 Common Stock                               $        9,000     $        9,000
 Additional paid-in-capital                     21,730,000         21,001,000
 Retained earnings                              17,950,000         12,943,000
 Cumulative translation adjustment                (136,000)                --
                                            --------------     --------------
     Total stockholders' equity             $   39,553,000     $   33,953,000
                                            --------------     --------------
                                            $  148,602,000     $  124,761,000
                                            --------------     --------------
                                            --------------     --------------

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                    QUARTER ENDED                        NINE MONTHS ENDED
                                       ------------------------------------    -----------------------------------
                                         SEPTEMBER 26,       SEPTEMBER 27,       SEPTEMBER 26,      SEPTEMBER 27,
                                             1997                1996                1997               1996
                                       ---------------      ---------------     ---------------    ---------------

Net Sales:                               $  65,091,000       $  53,713,000       $ 181,231,000      $ 170,309,000

Cost of Goods Sold:                         48,963,000          39,597,000         135,912,000        127,074,000
                                       ---------------      ---------------     ---------------    ---------------

Gross Profit:                            $  16,128,000       $  14,116,000       $  45,319,000      $  43,235,000
                                       ---------------      ---------------     ---------------    ---------------

Operating expenses:
 Selling, warehouse, general, and
 administrative                          $  11,401,000       $   9,298,000       $  31,476,000      $  30,284,000

Amortization of intangibles                    429,000             369,000           1,178,000          1,072,000
                                       ---------------      ---------------     ---------------    ---------------

                                         $  11,830,000       $   9,667,000       $  32,654,000      $  31,356,000
                                       ---------------      ---------------     ---------------    ---------------

 Operating income                        $   4,298,000       $   4,449,000       $  12,665,000      $  11,879,000

Interest Expense                             1,578,000           1,519,000           4,294,000          4,150,000

 Income before income taxes              $   2,720,000       $   2,930,000       $   8,371,000      $   7,729,000

Federal and state income taxes               1,094,000           1,176,000           3,364,000          3,098,000
                                       ---------------      ---------------     ---------------    ---------------

 Net income                              $   1,626,000       $   1,754,000       $   5,007,000      $   4,631,000
                                       ---------------      ---------------     ---------------    ---------------
                                       ---------------      ---------------     ---------------    ---------------

 Earnings per Share

     Primary                             $        0.18       $        0.19       $        0.55      $        0.51
                                       ---------------      ---------------     ---------------    ---------------
                                       ---------------      ---------------     ---------------    ---------------

     Fully Diluted                       $        0.17       $        0.18       $        0.53      $        0.50
                                       ---------------      ---------------     ---------------    ---------------
                                       ---------------      ---------------     ---------------    ---------------

 Weighted Average number of
 shares outstanding

     Primary                                 9,064,000           9,063,000           9,064,000          9,059,000
                                       ---------------      ---------------     ---------------    ---------------
                                       ---------------      ---------------     ---------------    ---------------

     Fully Diluted                          13,011,000          13,010,000          13,011,000         12,153,000
                                       ---------------      ---------------     ---------------    ---------------
                                       ---------------      ---------------     ---------------    ---------------



               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          3

                               RICHEY ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                    NINE MONTHS ENDED
                                                                          -----------------------------------
                                                                            SEPTEMBER 26,      SEPTEMBER 27,
                                                                                1997               1996
                                                                           --------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  5,007,000        $  4,631,000
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                          2,534,000           2,325,000
       Deferred income taxes                                                  1,067,000           1,154,000
       Changes in operating assets and liabilities,
       net of effect of business combinations:
                 (Increase) in trade receivables                             (3,622,000)           (215,000)
                 (Increase) in inventories                                   (8,794,000)         (5,589,000)
                 Decrease in other assets                                       392,000             460,000
                 Increase (decrease) in accounts
                   payable and accrued expenses                               2,060,000            (291,000)
                                                                          --------------      --------------
                 Net cash provided by (used in)
                   operating activities                                   ($  1,356,000)       $  2,475,000
                                                                          --------------      --------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
       Purchase of leasehold improvements and equipment                   ($  1,243,000)      ($  1,005,000)
       Payment of acquisition and restructuring costs                        (7,348,000)         (5,892,000)
                                                                          --------------      --------------
                 Net cash (used in) investing activities                  ($  8,591,000)      ($  6,897,000)
                                                                          --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net advances (repayments) on long-term revolving line of credit     $ 10,013,000       ($  8,361,000)
       (Payments) on long-term debt                                                  --         (40,871,000)
       Proceeds from issuance of convertible debt                                    --          55,755,000
       Transaction costs associated with refinancing activities                 (38,000)         (2,667,000)
       Proceeds from issuance of common stock                                     8,000              25,000
                                                                          --------------      --------------
                 Net cash provided by financing activities                 $  9,983,000        $  3,881,000
                                                                          --------------      --------------
                 Net effect of translation on cash                        ($     37,000)       $          0
                                                                          --------------      --------------
                 (Decrease) in cash                                       ($      1,000)      ($    541,000)

CASH
       Beginning                                                           $     30,000        $    572,000
                                                                          --------------      --------------
       Ending                                                              $     29,000        $     31,000
                                                                          --------------      --------------
                                                                          --------------      --------------



               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          4

                               RICHEY ELECTRONICS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                     (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 26,    SEPTEMBER 27,
                                                      1997            1996
                                                 -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Payments For:

  Interest                                         $ 5,114,000     $ 3,479,000
                                                  ------------    ------------

  Income taxes                                     $ 1,640,000     $   349,000
                                                  ------------    ------------


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

Acquisition of MS Electronics:


  Working capital acquired                                         $   888,000

  Fair market value of other assets acquired
       including goodwill                                            2,231,000
                                                                  ------------

  Purchase price and related transaction costs                     $ 3,119,000
                                                                  ------------
                                                                  ------------

Acquisition of Simmonds Technology:

  Working capital acquired                         $   362,000
  Fair market value of equipment acquired            1,384,000
  Deferred income taxes                              2,920,000
  Goodwill                                           3,635,000
  Long-term lease obligations                         (756,000)
  Common stock warrants issued                        (730,000)
                                                  ------------
  Purchase price and related transaction costs     $ 6,815,000
                                                  ------------
                                                  ------------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          5

                               RICHEY ELECTRONICS, INC.

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 26, 1997
                                     (UNAUDITED)




                                                   COMMON STOCK
                              ----------------------------------------------------------
                                                                        ADDITIONAL                    CUMULATIVE
                              PREFERRED     SHARES         PAR           PAID-IN       RETAINED       TRANSLATION
                                STOCK     OUTSTANDING     VALUE          CAPITAL       EARNINGS        ADJUSTMENT      TOTAL
                              ---------   -----------   --------       -----------   -------------   -------------  ------------

Balance, December 31, 1996        --        9,063,000    $ 9,000       $21,001,000     $12,943,000            --     $33,953,000

    Stock issued for options      --            1,000                        8,000              --            --           8,000
    Common stock warrants
    Issued in conjunction
    with STI acquisition          --               --         --           721,000              --            --         721,000

    Translation adjustment        --               --         --                --              --      (136,000)       (136,000)

    Net Income                    --               --         --                --       5,007,000            --       5,007,000
                              ---------   -----------   --------       -----------   -------------   -------------  ------------
Balance, September 26, 1997       --        9,064,000    $ 9,000       $21,730,000     $17,950,000    ($ 136,000)    $39,553,000
                              ---------   -----------   --------       -----------   -------------   -------------  ------------



               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          6

                               RICHEY ELECTRONICS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Richey Electronics, Inc. (the "Company" or "Richey Electronics") is a specialty distributor of electronic components and a provider of related value-added assembly services. The Company distributes a broad line of connectors, switches, wires, cables and heat shrinkable tubing and other interconnect, electromechanical and passive components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers.

SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended September 26, 1997 and September 27, 1996 are not necessarily indicative of the results which will be reported for the entire year. For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

    RECENT PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. This standard redefines earnings per share under generally accepted accounting principles. Under this standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. SFAS No. 128 will be effective for the Company for its fiscal years beginning with 1998. If the Company had applied SFAS No. 128 in the accompanying unaudited financial statements, its earnings per share would not have changed.

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

                               RICHEY ELECTRONICS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

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

    FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's Canadian subsidiary are translated into US dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the Canadian dollar as the functional currency. The Company translates the balance sheet accounts at the exchange rate on the balance sheet date and the income statement at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

                               RICHEY ELECTRONICS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

NOTE 2.  BUSINESS COMBINATIONS

ACQUISITIONS IN 1996

    On March 19, 1996, the Company completed the acquisition of the assets and business of MS Electronics, Inc. MS Electronics specialized in the distribution of interconnect, electromechanical and passive electronic components and provided related value-added assembly services in the Baltimore-Washington marketplace. On December 5, 1996, the Company acquired the assets and business of Summit Distributors, Inc., a Buffalo, New York distributor of interconnect, electromechanical and passive electronic components. These acquisitions were accounted for as purchase business combinations, with the operations of the acquired business included subsequent to the acquisition date. Pro forma financial information is not provided with respect to these acquisitions because they would not have materially changed reported sales or net income.

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

    In July 1997, the Company changed the name of STI to Richey Electronics Limited.

    PRO FORMA FINANCIAL INFORMATION

    The following pro forma results of continuing operations assume that the STI Acquisition (which occurred on June 13, 1997) had occurred on January 1, 1996, and January 1, 1997, after giving effect to certain adjustments including amortization of acquired goodwill, interest expense and related tax effects. The pro forma results do not reflect any cost savings directly attributable to the acquisition.


                                  Nine Months Ended        Nine Months Ended
                                  September 26, 1997       September 27, 1996
                                  ------------------       ------------------

Net sales (000)                       $  192,447                $  194,020

Net income (000)                      $    2,621                $    1,035

Earnings per share


    Primary                           $      .29                $      .11

    Fully diluted                     $      .29                $      .11

    The Summit Distributors, Inc., acquisition would not have materially changed pro forma net sales or net income. This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the STI Acquisition actually taken place at January 1, 1996, and January 1, 1997.

                               RICHEY ELECTRONICS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

    PRELIMINARY ALLOCATION OF PURCHASE PRICE

    The following preliminary allocation of the purchase price after adjusting to fair value the assets and liabilities of STI is based upon estimates that are currently available and is subject to change based upon final numbers. The final allocation will be contingent upon completion of management's assessment of the fair value of net assets acquired and resolution of certain material lease obligations which Simmonds is required to settle and obtain releases for.

                                                               U.S. Dollars
                                                               ------------

Consideration and liabilities assumed:

    Bank debt assumed and then refinanced                       $    5,720

    Accounts payable, accrued expenses and lease
    obligations assumed                                              5,942

    Cash contribution toward settlement of long-term
    lease obligations                                                1,095

    Transaction costs                                                  730

    Common stock warrants                                              730

    Contingent payment obligation                                       --
                                                               ------------
                                                                $   14,217
                                                               ------------
                                                               ------------

Allocated to:

    Current assets                                              $    6,278

    Deferred tax assets                                              2,920

    Leasehold improvements, fixtures and assets
    acquired under capital leases                                    1,384

    Goodwill                                                         3,635
                                                               ------------

                                                                $   14,217
                                                               ------------
                                                               ------------

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

                               RICHEY ELECTRONICS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

    ASSUMPTION OF LEASE OBLIGATIONS

    In connection with the STI Acquisition, certain operating and capital lease obligations were assumed. As of the date of the STI Acquisition, future minimum lease payments under these capital and operating leases were as follows:


                                             OPERATING
    YEAR ENDING            CAPITAL LEASES      LEASES         TOTAL
    -------------         ---------------   -----------    -----------

       1997                  $   238,000    $  262,000     $   500,000

       1998                      374,000       510,000         884,000

       1999                      372,000       443,000         815,000

       2000                      164,000       372,000         536,000

       2001                       37,000       373,000         410,000

    Thereafter                     4,000     3,398,000       3,402,000
                          ---------------   -----------    -----------

Total minimum payments         1,189,000     5,358,000       6,547,000

Less:  Amount Representing       142,000            --         142,000
Interest
                          ---------------   -----------    -----------
Present value of net
minimum lease payments       $ 1,047,000    $ 5,358,000    $ 6,405,000


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

NOTE 3.  STOCK OPTIONS

    The Company has a stock option plan adopted in 1992 and amended and restated in 1997. In general, the options granted under this plan vest at a rate of 25% per year over a four-year period and expire ten years from the date of grant. The exercise price for all options granted is equal to the fair market value of the stock at the date of the grant. As of September 26, 1997, total options authorized for grant were 1,300,000, of which 630,992 were available for grant.

                               RICHEY ELECTRONICS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

During the nine months ended September 26, 1997, 60,500 options were granted to employees at a price of $12.875, 1,250 options were exercised and 12,500 options were canceled.

NOTE 4.  NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 1996, the Company had acquired net operating loss carryforwards ("NOLs") as described below with the indicated expiration dates. In addition, the Company has NOLs acquired in conjunction with the STI Acquisition. Those amounts are not reflected in the following NOLs:


    EXPIRATION DATE                               Federal
    ---------------                           ---------------
         2005. . . . . . . . . . . . . . . .   $    454,000
         2006. . . . . . . . . . . . . . . .      9,673,000
         2007. . . . . . . . . . . . . . . .      2,588,000
         2008. . . . . . . . . . . . . . . .        771,000
                                              ---------------
                                               $ 13,486,000
                                              ---------------
                                              ---------------

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



                                                                QUARTER ENDED                NINE MONTHS ENDED
                                                          SEPT. 26,      SEPT. 27,      SEPT. 26,      SEPT. 27,
                                                            1997           1996           1997           1996
                                                         ----------      ---------      ---------      ---------

STATEMENTS OF OPERATIONS DATA:
Net Sales. . . . . . . . . . . . . . . . . . . . .          100.0%         100.0%         100.0%         100.0%
Cost of Goods Sold . . . . . . . . . . . . . . . .           75.2           73.7           75.0           74.6
                                                          ----------     ---------      ---------      ---------
     Gross Profit. . . . . . . . . . . . . . . . .           24.8           26.3           25.0           25.4
                                                          ----------     ---------      ---------      ---------
Selling, warehouse, general & administrative . . .           17.5           17.3           17.4           17.8
Amortization of intangibles. . . . . . . . . . . .            0.7            0.7            0.6            0.6
                                                          ----------     ---------      ---------      ---------
     Operating Income. . . . . . . . . . . . . . .            6.6            8.3            7.0            7.0
Interest Expense . . . . . . . . . . . . . . . . .            2.4            2.8            2.4            2.5
                                                          ----------     ---------      ---------      ---------
     Income before income taxes. . . . . . . . . .            4.2            5.5            4.6            4.5
Federal and state income taxes . . . . . . . . . .            1.7            2.2            1.8            1.8
                                                          ----------     ---------      ---------      ---------
     Net income. . . . . . . . . . . . . . . . . .            2.5%           3.3%           2.8%           2.7%
                                                          ----------     ---------      ---------      ---------
                                                          ----------     ---------      ---------      ---------


                                                   SEPT. 26,      JUNE 27,       MARCH 28,      DEC. 31,      SEPT. 27,
                                                     1997           1997           1997           1996          1996
BALANCE SHEET AND OTHER  DATA:                    -----------   ------------   ------------   ------------   -----------

Total assets (000)                                 $ 148,602      $ 144,699      $ 129,946      $ 124,761      $ 128,420
Working capital (000)                              $  53,605      $  51,418      $  45,555      $  43,033      $  43,311
Ratio of current assets to current liabilities           2.6            2.7            2.6            2.7            2.6
Short-term debt (000)                              $   4,459      $   3,201      $   3,553      $   4,012      $     263
Subordinated long-term notes payable (000)         $   2,000      $   2,000      $   2,000      $   2,000      $   2,958
Convertible subordinated notes payable (000)       $  55,755      $  55,755      $  55,755      $  55,755      $  55,755
Other long-term debt (000)                         $  18,049      $  18,157      $   7,450      $   7,450      $  10,034
Inventory turnover                                      4.0x           4.0x           4.2x           4.4x           4.2x
Days sales outstanding in accounts receivable           47.5           44.3           45.0           44.1           46.1
Customer order backlog (U.S. only) (000)           $  58,600      $  57,255      $  57,900      $  53,800      $  51,000
Stockholders' equity (000)                         $  39,553      $  37,983      $  35,656      $  33,953      $  32,048

RESULTS OF OPERATIONS

    Net income for the third quarter of 1997 was $1,626,000 ($0.17 per share, fully diluted) compared with net income of $1,754,000 ($0.18 per share, fully diluted) for the third quarter of 1996. Net income for the nine months ended September 26, 1997, was $5,007,000 ($0.53 per share, fully diluted) compared with $4,631,000 ($0.50 per share, fully diluted) for the same period in 1996, an increase of 8.1%.

    The results of operations for the third quarter of 1997 give effect to the first full quarter of Canadian operations acquired in the STI Acquisition. The Canadian operations generated $5,810,000 of net sales and $1,578,000 of operating expenses for the third quarter of 1997. Absent the effect on earnings of the Canadian acquisition, net income would have been approximately $0.19 per share, fully diluted.

    Net sales for the third quarter of 1997 rose to $65,091,000 from $53,713,000 for the same period in 1996, an increase of 21.2%. Net sales for the first nine months of 1997 were $181,231,000 compared to net sales of $170,309,000 for the same period in 1996, an increase of 6.4%. The increase in sales was due to the STI Acquisition and internal growth as a result of the continuing recovery in the electronics distribution industry.

    Net sales of electronic components increased to $45,239,000 in the third quarter of 1997 from $36,454,000 in the third quarter of 1996, an increase of 24%. Net sales of value-added assembly services increased to $19,852,000 for the third quarter of 1997 from $17,259,000 for the same period of 1996, an increase of 15%. Component sales increased primarily due to the newly-acquired Canadian operation which sells mostly electronic components. The value-added sales increased as a result of the continuing trend by OEM's to outsource assembly operations. Value-added sales were 33.5% of total sales in the United States in the third quarter of 1997, up from 32.2% in the second quarter of 1997 and 32.1% in the third quarter of 1996.

    The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. The Company's order backlog in the United States at September 26, 1997 was $58,600,000, up from $51,000,000 at September 27, 1996 and up from $53,800,000 at December 31, 1996.

    Gross profit margin for the first nine months of 1997 was 25.0% compared to gross profit margin of 25.4% for the first nine months of 1996. Gross profit margin for the third quarter of 1997 was 24.8% compared to a margin of 26.3% for the third quarter of 1996. The decrease in margins to more normal levels for the third quarter of 1997 and the first nine months of 1997 was primarily because of customer orders returning to more normal patterns compared to the high turns, high margin business experienced in 1996. The more normal ordering patterns are the result of ongoing recovery in the electronics distribution industry.

    Operating expenses for the third quarter of 1997 were $11,830,000 (18.2% of net sales) compared to $9,667,000 (18.0% of net sales) for the third quarter of 1996. For the first nine months of 1997, operating expenses were $32,654,000 (18.0% of net sales) compared to $31,356,000 (18.4% of net sales) for the first nine months of 1996. The reduction in operating expenses as a percentage of net sales for the first nine months of 1997 was primarily the result of savings realized from the operational integration of Deanco into the Company through reductions in duplicative facilities, personnel and other operating costs. These savings were partially offset by investments, primarily in sales, marketing and MIS personnel and by operating expenses associated with the Company's newly-acquired
Canadian operations.   The increase in operating expenses as a percentage of
sales for the third quarter of 1997 over the same quarter in 1996 was primarily due to the fact that STI's expenses as a percentage of sales were historically higher than those of the Company.

    The Company has undertaken, consistent with its acquisition plan, a major reorganization of the Canadian operations which encompassed closure of two unprofitable sales offices, an approximately one-third reduction in employee staffing levels nationwide, and centralization of warehousing, purchasing and accounting functions primarily in Toronto. The Company has also completed the downsizing of the Montreal and Vancouver facilities and has begun the computer conversion process from the acquired Canadian operations to the Company's computer systems.

    Interest expense for the third quarter of 1997 was $1,578,000 as compared with $1,519,000 for the third quarter of 1996. The increase in interest expense was primarily due to an increase in borrowings as a result of the STI Acquisition.

    Federal and state income tax expense decreased to $1,094,000 (40% effective rate) for the quarter ended September 26, 1997 from $1,176,000 (40% effective rate) for the corresponding period of 1996. This decrease was proportional to the decrease in pre-tax earnings for the quarter. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently maintains with Wells Fargo Bank, N.A. a $45 million revolving line of credit. The Company used this line of credit to fund the purchase of STI on June 13, 1997. As of September 26, 1997, the Company had outstanding borrowings under this revolving line of credit of $20,629,000 and additional borrowing capacity of $24,371,000.

    Working capital increased to $53,605,000 on September 26, 1997 from $43,033,000 on December 31, 1996, an increase of $10,572,000. During the first nine months of 1997, the Company generated $15,199,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $14,204,000 for the corresponding period of 1996, an increase of 7.0%.

    During the first nine months of 1997, operating activities generated $11,060,000 in cash from net income, depreciation, amortization, deferred income taxes, decreases in other assets and increases in accounts payable and accrued expenses. During the same period, the Company invested $12,416,000 in inventory and receivables. Thus, operating activities for the first nine months of 1997 used net cash of $1,356,000 as compared to net cash of $2,475,000 provided by operating activities for the same period of 1996. During the first nine months of 1997, the Company used $8,591,000 in investing activities, including $1,243,000 for capital expenditures relating to normal investments in leasehold improvements, software, furniture, fixtures and equipment, $532,000 for payment of restructuring costs accrued in connection with acquisitions and $6,816,000 relating to the acquisition of STI. See Note 2 of Notes to Condensed Consolidated Financial Statements. This use of cash was financed with borrowings under the Company's revolving line of credit.

    For the quarter ended September 26, 1997, inventory turnover was 4.0x compared to 4.2x for the quarter ended September 27, 1996 and 4.4x for the quarter ended December 31, 1996. Of the $11,600,000 increase in inventory, approximately $3.2 million was due to the STI Acquisition, with the balance being approximately equally due to inventory investment in nationally franchised lines and lower than anticipated sales growth in the first nine months of 1997.

    Days sales outstanding in accounts receivable were 47.5 days at September 26, 1997 compared to 46.1 days at September 27, 1996 and 44.1 days at December 31, 1996. The increase in the number of days outstanding is due to slower collections caused by the UPS strike which impacted invoicing and collection patterns. In addition, STI's days outstanding were historically higher than those of the Company. Management expects to be able, over the long term, to improve the Canadian operation's number of days outstanding.

YEAR 2000

    The Company is in the process of conducting a comprehensive review of its computer and other operating systems to identify the systems that could be affected by the "Year 2000" issue and is conducting detailed testing. These reviews and testing are expected to be completed by the second quarter of 1998. The Year 2000 issue is the result of computer programs being written using two digits (rather the four) to define the applicable year. As a result, certain programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations. The Company presently believes that, with minor modifications to existing software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and corrected. However, if such modifications are not completed timely, this issue could have an impact on the operations of the Company.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


         None.

ITEM 2.  CHANGES IN SECURITIES.

         None

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

         10.1 Amendment to Lease dated September 2, 1997, amending the Lease Agreement dated December 2, 1994, between Richey Electronics, Inc., and Principal Mutual Life Insurance Company.

         10.2 Standard Sublease dated September 3, 1997, between Richey Electronics, Inc., and Corning OCA Corporation.

         11.1   Statement regarding computation of per share earnings

         27.1   Financial Data Schedule

         (b)    Reports on Form 8-K.

                Current Report Amendment No. 1 on Form 8-K/A dated July 8, 1997 and filed on July 8, 1997 reporting on pro forma financial information relating to the acquisition of Simmonds Technologies Inc., including the following:

                   Unaudited Pro Forma Condensed Balance Sheets (March 31,
                   1997)

                   Unaudited Pro Forma Condensed Statements of Operations (Year Ended December 31, 1996)

                   Unaudited Pro Forma Condensed Statements of Operations (Three Months Ended March 31, 1997)

                   Notes to Unaudited Pro Forma Financial Statements)

                Current Report Amendment No. 2 on Form 8-K/A dated August 25, 1997 and filed on August 26, 1997 reporting on audited financial information for Simmonds Technologies Inc., including the following:

                   1994 Combined Financial Statements

                       Auditors' Report

                       Combined Balance Sheet as at December 31, 1994

                       Combined Statement of Operations and Retained Earnings, Period Ended December 31, 1994

                       Combined Statement of Changes in Financial Position, Period Ended December 31, 1994

                       Notes to Combined Financial Statements, Period Ended December 31, 1994

                   1995 Financial Statements

                       Auditors' Report

                       Balance Sheet as at December 31, 1995

                       Statement of Operations and Retained Earnings, Year Ended December 31, 1995

                       Statement of Changes in Financial Position, Year Ended December 31, 1995

                       Notes to Financial Statements, Year Ended December 31,
                       1995

                   1996 Financial Statements

                       Auditors' Report

                       Balance Sheet as at December 31, 1996

                       Statement of Operations and Retained Earnings (Deficit), Year Ended December 31, 1996

                       Statement of Changes in Financial Position, Year Ended December 31, 1996

                       Notes to Financial Statements, Year Ended December 31,
                       1996

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RICHEY ELECTRONICS, INC.
                                               (Registrant)

                                            By /s/ Richard N. Berger
                                               ---------------------------
                                               Richard N. Berger
                                               Vice President,
                                               Chief Financial Officer
                                               and Secretary



November 7, 1997

                                    EXHIBIT INDEX

EXHIBIT NUMBER  DESCRIPTION

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

    10.1 Amendment to Lease dated September 2, 1997, amending the Lease Agreement dated December 2, 1994, between Richey Electronics, Inc., and Principal Mutual Life Insurance Company.

    10.2 Standard Sublease dated September 3, 1997, between Richey Electronics, Inc., and Corning OCA Corporation.

    11.1        Statement regarding computation of per share earnings

    27.1        Financial Data Schedule