Form 10-K405
period 1997-12-31
RICHEY ELECTRONICS INC
filed 1998-03-25
CIK 320591

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

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

             7441 Lincoln Way, Suite 100, Garden Grove, California 92642
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 20, 1998 was $58,813,380 based on the last sales price on the Nasdaq Stock Market ("Nasdaq") on that date.

     As of March 20, 1998, 9,124,113 shares of the registrant's common stock were outstanding.


-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of Richey Electronics, Inc.'s (the "Company" or "Richey Electronics") proxy statement for its annual meeting of stockholders to be held on May 5, 1998, which is being filed with the Securities and Exchange Commission (the "Commission") concurrently herewith, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

                                   PART I.

ITEM 1.   BUSINESS

GENERAL

     Richey Electronics is a leading specialty distributor of interconnect, electromechanical and passive electronic components and a provider of related value-added assembly services to more than 20,000 customers in North America. Richey Electronics has been built through a series of transactions beginning in December 1990 with the acquisition of the operations of Richey/Impact Electronics Inc. and continuing with the merger with Brajdas Corporation in 1993 and the acquisition of the operations of In-Stock in 1994, IEI and Deanco in 1995, MS Electronics and Summit Distributors in 1996 and Simmonds Technologies Inc. in 1997. Since the initial acquisition, the Company's growth has been directed by one of the most experienced management teams in its industry. Through acquisitions and internal growth that improved the Company's operating leverage, Richey Electronics' sales and earnings have increased from approximately $33.0 million and $700,000, respectively, in 1991 to approximately $250.2 million and $7.0 million, respectively, in 1997.

     The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. Richey Electronics currently distributes electronic components for more than 100 component manufacturers, of which more than 80 have franchised the Company for North America by agreeing to supply its distribution activities in all of its present and future locations. Management believes that the Company represents the broadest line of connector manufacturers in its industry, with nine of the ten leading North American manufacturers supplying the Company. The Company is nationally franchised by eight of these leading manufacturers. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. The Company's customers are primarily small- and medium-sized original equipment manufacturers ("OEMs") that produce electronic equipment used in a wide variety of industries, including the telecommunications, computer, medical, transportation and aerospace industries.

     In 1997, the Company continued to make strategic acquisitions.  On
June 13, 1997, the Company completed the purchase (the "STI Acquisition") of all of the issued and outstanding common stock of Simmonds Technologies Inc. ("STI"), an indirect wholly owned subsidiary of Simmonds Capital Limited ("Simmonds"). STI is a distributor of interconnect, electromechanical and passive electronic components, headquartered in Toronto, Ontario, with additional branch locations in the Montreal, Ottawa, Winnipeg, Saskatoon, Calgary, Edmonton and Vancouver regions. In events related to the STI Acquisition, the Company also issued to Simmonds a warrant to purchase 197,044 shares of common stock of the Company at an exercise price of $10.15 per share.

     The Company's principal executive offices are located at 7441 Lincoln Way, Garden Grove, California 92642, and its telephone number is (714) 898-8288.

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

     As component manufacturers have increasingly focused their direct sales efforts on the largest OEMs, and less on smaller customers, the distribution segment has increased its share of the total United States connector market from an estimated 22% in 1980 to an estimated 35% in 1996, according to the July 21, 1997 edition of ELECTRONIC BUYERS' NEWS. The Company estimates that approximately one-half of all electronic components are purchased by the top 100 customers who purchase many of their components directly from component manufacturers. Approximately 100,000 other OEMs purchase products from both distributors and manufacturers, with smaller customers purchasing a greater proportion of their products from distributors.

     MARKET SIZE. According to the December 1, 1997 edition of ELECTRONIC NEWS, the electronics distribution industry recorded approximately $22 billion in sales in 1997. Of these sales, the September 22, 1997 issue of ELECTRONIC BUYERS' NEWS estimates that approximately $15 billion consisted of sales of semiconductors and computer related peripherals, which management believes are generally characterized by lower margins and are not sold by the Company. The remaining $7 billion consisted of sales of interconnect (connectors, sockets), electromechanical (relays, switches) and passive (resistors, capacitors) components, which are marketed by the Company. The Company does not intend to directly compete in the semiconductor or computer peripheral markets of the electronics distribution industry.

     TRENDS. Consolidation is one of the most significant trends affecting the electronic component distribution industry. Of the 25 largest electronics distributors in 1985, only nine remain independent today. The factors driving consolidation among electronic component distributors include the desire of manufacturers to sell through fewer distributors, the need for distributors to increase operating leverage and the desire of OEMs to satisfy component requirements with fewer vendors. Mergers and acquisitions over the last ten years have created a number of very large distribution companies that have increasingly focused on their larger customers and on expanding international operations. As a result of this large customer focus, regional and specialty distributors such as the Company have gained market share among small-and medium-sized OEMs. These smaller customers often require value-added assembly services, detailed technical information about available products, assistance in coordinating product design and engineering with materials resource planning, fast response to inventory availability inquiries, dependable on-time deliveries and other services.

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

     Another key trend is the outsourcing of assembly services, which allows OEMs to enhance profitability by concentrating resources on product design, marketing and other core aspects of their business. By serving a number of customers, distributors can often produce subassemblies more efficiently than many small- and medium-sized OEMs. The August 1997 edition of ELECTRONIC BUSINESS TODAY estimates that contract manufacturing is now a $76 billion industry growing to an estimated $130 billion in the year 2000.

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

     COMPONENT DISTRIBUTION. The distribution of interconnect, electromechanical and passive electronic components accounted for approximately 68.6% of the Company's net sales in 1997 compared with approximately 76.5% of net sales in 1994, 71.0% of net sales in 1995, and 70.4% of net sales in 1996. These products include connectors, wire, cable, relays, switches, motors, batteries, power supplies, resistors, capacitors, transformers, heat shrinkable tubing and potentiometers. The Company sources its products from such leading suppliers as 3M, AMP "ACES", Bentley-Harris, Berg Electronics, C&K, Dale/Vishay, Delta, Deutsch, Eaton, Framatome, KEMET, Kings, Microswitch/Honeywell, Molex, Panasonic, Panduit, Raychem Electronics, Raychem PolySwitch, Samtec and Wieland.

     VALUE-ADDED ASSEMBLY SERVICES. The electronics industry's trend toward the use of outside vendors to provide value-added assembly services represents a growth opportunity for the Company. Outsourcing offers OEMs the opportunity to invest financial resources in areas with higher returns, such as engineering and marketing. Additionally, the capital investment required to stay current in manufacturing technologies is beyond the financial capability of many smaller OEMs. By servicing a large number of such customers, the Company spreads such costs over a larger business base. Moreover, by integrating assembly services with extensive inventories, the Company is able to eliminate a large amount of shipping, handling and receiving costs from the process. For many OEMs, the Company is able to offer assembly services at a lower cost to the customer while producing higher margins for itself. The Company currently builds a variety of component assemblies to customer or manufacturer specifications, including cable, battery pack, switch and mechanical assemblies, wire harnesses, fan and motor assemblies, and provides engraving and molding services. With the acquisition of Deanco, Richey obtained the capability to encase its cable and harness assemblies in heat shrinkable tubing, which was a significant portion of Deanco's value-added assembly business. The Company has increased its emphasis on higher-margin, value-added assembly services, which grew from $21.2 million, or 23.5% of sales, in 1994 to $33.0 million, or 29.0% of sales, in 1995, to $66.9 million, or 29.6% of sales, in 1996, and to $78.7 million, or 31.4% of sales, in 1997.

     The Company currently provides value-added assembly services primarily from its Los Angeles, California, Boston, Massachusetts and Portland, Oregon facilities, having an aggregate of approximately 125,000 square feet dedicated to value-added assembly services. In addition, the Company also provides value-added assembly services from its San Diego and Santa Clara, California facilities, its Dallas, Texas facility and its Gaithersburg, Maryland facility.

SALES AND MARKETING

     The Company provides its customers with a wide range of products from a large number of electronic component manufacturers. The Company believes that it has developed valuable long-term customer relationships and an in-depth understanding of its customers' needs and purchasing patterns. Richey Electronics serves a broad range of customers in a wide variety of industries, including the telecommunications, computer, medical, transportation and aerospace industries. In 1997, Richey Electronics distributed electronic components to more than 20,000 customers, none of which represented more than 2% of net sales of the Company.

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

     The Company had over 300 sales representatives as of December 31, 1997. Sales representatives are compensated primarily by commission based on the gross profits obtained on their sales. The Company now has sales offices in 28 locations throughout North America.

     The Company's local sales efforts are supported by central marketing groups, located in Garden Grove, California, in Boston, Massachusetts and in Toronto, Ontario, which are responsible for identifying new suppliers and developing supplier relations, coordinating national advertising, negotiating supplier agreements and promoting new and existing product lines within the Company.

OPERATIONS

     DISTRIBUTION. The principal focus of the Company's distribution business is to provide OEM customers with rapid and reliable deliveries of electronic components and a wide variety of related value-added assembly services. The Company utilizes a computerized system of inventory control to assist in marketing its products and to coordinate purchases from manufacturers. Each United States sales office and warehouse, as well as management, are linked through the Company's computer system, providing detailed on-line information regarding the price and availability of the Company's entire stock of inventory, as well as on-line access to the inventories of several of the Company's major suppliers. The Company also offers its customers a number of operational services, including just-in-time delivery and electronic data interchange programs.

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

     The Company anticipates that the computer system of STI will be converted to the Company's main system during the second quarter of 1998 and allow better coordination of United States and Canadian marketing, inventory and sales efforts.

     At year end, approximately 51% of the Company's inventory was located in Los Angeles, 16% in Boston, 17% in Santa Clara, California and 5% in Toronto, Ontario. The Company constantly reviews inventories in an effort to maximize inventory turnover and customer service. The Company believes its turnover ratio (4.2x for 1997) compares favorably with those achieved by competitors for similar interconnect, electromechanical and passive component inventories.

     VALUE-ADDED ASSEMBLY SERVICES. The Company offers a wide variety of value-added assembly services, including component assemblies, cable and harness assemblies, battery packs, heat shrinkable tubing and mechanical assemblies. After a customer's assembly order is taken, the inventory requirements are automatically routed, via the computer system, to the warehouse and assembly facilities. The system tracks the order through the entire assembly process, including final inspection and shipment to the customer. The Company conducts stringent quality control tests in-line during assembly, and also conducts physical, mechanical and electrical tests at the conclusion of the assembly process. A Company-wide emphasis on quality is evidenced by the certification of all major United States facilities to the ISO 9002 standard.

COMPONENT MANUFACTURERS

     Management believes that the Company has one of the strongest product offerings, or line cards, in the markets it serves. The Company has non-exclusive franchise (distribution) agreements with more than 100 component manufacturers, of which more than 80 have franchised the Company in North America by agreeing to supply its distribution activities in all of its present and future locations. The Company now represents nine of the ten leading North American connector manufacturers and has national franchises from eight of these manufacturers. The Company is the largest electronic components distributor for many major national manufacturers, including Deutsch, Raychem and Samtec.

     For the year ended December 31, 1997, the Company's top five suppliers accounted for approximately 38% of net sales. The Company's largest supplier is Raychem, which accounted for approximately 14% of the Company's net sales in 1997.

     The Company generally purchases products from manufacturers pursuant to franchise agreements. Being an authorized distributor is a valuable marketing tool for the Company because customers receive warranty benefits and support from the component manufacturer when they purchase products from Richey Electronics. As an authorized distributor, the Company provides customers a benefit from the marketing and engineering support available from the Company's manufacturers, who assist the Company in closing sales and attracting new customers.

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

     In 1997, total North American sales in the electronic components distribution industry (including semiconductors and computer related peripherals) were approximately $22 billion, of which the top 25 distributors had sales of approximately $19 billion. The Company ranked in 1997 as the sixteenth largest distributor of electronic components in the United States, based on information presented in the December 1, 1997 edition of ELECTRONIC NEWS. According to information presented in the April 17, 1997 edition of PURCHASING MAGAZINE the Company in its market niche of interconnect, electromechanical and passive components ranked in 1996 as the third largest distributor of interconnect devices in the United States and as the eleventh largest distributor of electromechanical/passive components in the United States.

CANADIAN OPERATIONS

     On June 13, 1997, the Company acquired all of the issued and outstanding common stock of STI, a Canadian distributor of interconnect, electromechanical and passive electronic components. The Company subsequently changed STI's name to Richey Electronics Limited. As a result of the acquisition, the Company had foreign sales in Canada of $12,771,000 subsequent to June 13, 1997, as compared with full year United States sales of $237,465,000. The Canadian sales represented 5.1% of total sales for the year. The Canadian operations resulted in an operating loss for such period of $221,000, compared with full year United States operating income of $15,676,000. Identifiable assets attributable to the Canadian operations and United States operations at December 31, 1997 were $17.2 million and $133.7 million, respectively. The Company did not have significant foreign sales prior to the STI Acquisition.

EMPLOYEES

     The Company had approximately 1,300 employees as of December 31, 1997 of which approximately 125 were employed in Canada. Approximately 125 of the Company's employees are corporate personnel involved in product management, finance, quality control or senior management. Another approximately 120 employees work in the Company's Los Angeles, Boston, Santa Clara, Toronto and branch warehouses; approximately 385 persons are employed in branch sales and marketing efforts and approximately 670 persons are employed on a full-time or on-call basis in value-added assembly services. There are no collective bargaining contracts covering any of the Company's employees. The Company believes its relationship with its employees is good.

BACKLOG

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. Order backlog at December 31, 1997 was $70.6 million, up from $53.8 million at December 31, 1996. The backlog at December 31, 1997 included $7.6 million from Canadian operations acquired in the STI Acquisition in 1997. Order backlog is not necessarily indicative of future sales for any particular period. Orders constituting the Company's backlog are subject to delivery rescheduling, price negotiations and cancellation at the option of the buyer without significant penalty.

ENVIRONMENTAL PROTECTION

     The nature of the Company's operations do not present any significant risks to the environment. Therefore, no material capital expenditures were or are expected to be required for environmental protection.

ITEM 2.   PROPERTIES

     The Company leases all facilities used in its business. The following table summarizes the principal properties occupied by the Company:

                                                               EXPIRATION DATE
                 LOCATION                   SQUARE FOOTAGE        OF LEASE
                 --------                   --------------     ---------------

     ADMINISTRATIVE AND SALES OFFICE:

       Garden Grove, California...............    42,500              2001

     WAREHOUSING, ASSEMBLY AND SALES:

        Boston, Massachusetts.................    60,000              2004
        Dallas, Texas.........................    15,300              2001
        Gaithersburg, Maryland................    13,000            1999-2001
        Los Angeles, California...............    55,000              2000
        Los Angeles, California...............    20,000              2000
        Portland, Oregon......................    30,000              2001
        Santa Clara, California...............    42,200              2002
        Toronto, Ontario......................    67,100              2010

                                       6

      The Company also leases United States sales offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York and Washington, and Canadian sales offices in Alberta, British Columbia, Manitoba, Saskatchewan, Ontario and Quebec, which range in size from 600 to 8,000 square feet.

     The Company believes its facilities are suitable for their uses and are, in general, adequate for the Company's current needs. The Company believes that lease extensions or replacement space may be obtained for all of its leased facilities upon the expiration of the current lease terms, in most cases at rates which are not materially higher than those currently in effect.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the results of these legal proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                              PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is being traded on Nasdaq under the symbol
"RCHY."

     The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by Nasdaq.


                                                    STOCK PRICE
                                                 ------------------
                                                 HIGH         LOW
                                                 ------------------
 CALENDAR YEAR 1996:
    First quarter............................... $13 1/4    $ 9 1/2
    Second quarter..............................  16         10 3/8
    Third quarter...............................  13 1/4      7 1/4
    Fourth quarter..............................  12          8 1/4

 CALENDAR YEAR 1997:
    First quarter............................... $14 1/8    $10 3/8
    Second quarter..............................  11 3/8      5 3/4
    Third quarter...............................  11 1/8      6 3/4
    Fourth quarter..............................  10 3/8      8

 CALENDAR YEAR 1998:
    First quarter (through March 20, 1998)...... $10 1/2    $ 8

     On March 20, 1998, there were approximately 1,392 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings for working capital to support growth, to reduce outstanding indebtedness and for general corporate purposes. In addition, the Company's revolving line of credit contains provisions that prohibit the Company from paying cash dividends on its Common Stock. Accordingly, the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Consolidated Financial Statements.

CONVERTIBLE SUBORDINATED NOTES

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

ISSUANCE OF WARRANT

     On June 13, 1997, in events related to the STI Acquisition, the Company issued to STI a warrant to purchase 197,044 shares of common stock of the Company at an exercise price of $10.15 per share (subject to adjustment in certain events) and STI transferred this warrant to Simmonds. The expiration date of this warrant is March 31, 2002. This warrant was issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Act. In connection with the issuance of this warrant, STI represented to the Company that it is an accredited investor as defined in Regulation D under the Act and agreed to comply with other applicable requirements necessary to make such exemption available.

SHARE REPURCHASE PROGRAM

     The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock. The purchases, if any, would take place from time to time in the open market, depending on general economic and market conditions. No shares of common stock have yet been repurchased.

     SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with and is qualified by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information included herein. All of the financial information is derived from consolidated financial statements that have been audited by McGladrey & Pullen, LLP, independent auditors.


                                                                                  YEARS ENDED (1)
                                                  -------------------------------------------------------------------------------
                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                    1993              1994             1995             1996             1997
                                                  -----------      -----------      -----------     -----------      -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
 OPERATIONS STATEMENT DATA:
   Net sales...................................     $64,995          $90,266         $117,057         $226,215         $250,236
   Cost of goods sold..........................      48,741           68,176           89,080          168,664          189,647
                                                     ------           ------           ------          -------         --------
   Gross profit................................      16,254           22,090           27,977           57,551           60,589
   Selling, warehouse
     general and administrative
     and amortization..........................      13,889           17,318           20,874           41,070           45,134
  Acquisition-related
    restructuring costs (2)....................        -                -               1,450             -                -
                                                    -------          -------         --------          -------         --------


   Operating income............................       2,365            4,772            5,653           16,481           15,455
   Interest expense............................       1,198            1,606              867            5,569            6,041
   Income tax expense (3)......................         460            1,273            1,918            4,376            2,462


 Net income....................................    $    707           $1,893         $  2,868         $  6,536         $  6,952
                                                   --------          -------         --------         --------         --------
                                                   --------          -------         --------         --------         --------
 Earnings per common share (4)
 Basic.........................................    $   0.14           $ 0.32         $   0.36         $   0.72            $0.77
                                                   --------           ------         --------         --------         --------
                                                   --------           ------         --------         --------         --------
 Diluted.......................................        0.14             0.32             0.36             0.70             0.73
                                                   --------           ------         --------         --------         --------
                                                   --------           ------         --------         --------         --------

 Weighted average number of shares
 outstanding (4)
 Basic.........................................       5,085            5,889            8,036            9,060            9,065
 Diluted.......................................       5,085            5,889            8,036           12,376           13,012

 OTHER FINANCIAL DATA:
 EBITDA (5)....................................    $  3,362         $  5,537         $  6,565(6)      $ 19,581        $  18,962
 EBITDA margin (5).............................         5.2%             6.1%             5.6%(6)          8.7%             7.6%
 Depreciation and amortization.................         997              765              912            3,100            3,507
 Inventory turnover ratio (7)..................         4.4x             4.9x             5.0x             4.4x             4.2x
 Days sales outstanding in accounts
   receivable (7)..............................          43               42               42               44               45

                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                     1993             1994            1995             1996             1997
                                                  -----------      -----------      -----------     -----------      -----------
 BALANCE SHEET DATA:
 Working capital..............................     $ 6,888          $ 5,317          $ 34,076         $ 43,033        $  45,565
 Total assets.................................      30,918           35,013           118,941          124,761          150,870
 Short-term debt..............................       6,995           10,443               835            4,012           14,278
 Long-term debt...............................       8,151            3,594            61,652           65,205           67,854
 Stockholders' equity.........................       6,898            8,785            27,392           33,953           41,439

     Footnotes to Selected Financial Data

(1) In the period from 1993 through 1997, the following transactions were completed. On April 6, 1993, RicheyImpact Electronics, Inc. ("RicheyImpact") merged with Brajdas Corporation, a California corporation ("Brajdas"), with Brajdas as the surviving legal entity (the "Richey-Brajdas Merger"). Brajdas subsequently changed its name to Richey Electronics, Inc. and reincorporated in Delaware. The Richey-Brajdas Merger was recorded as a reverse purchase acquisition with RicheyImpact as the accounting acquirer. Thereafter, Richey Electronics acquired the businesses of the following companies on the following dates: the In-Stock products division of Anchor Group, Inc. ("In-Stock") on April 4, 1994, Inland Empire Interconnects ("IEI") on August 16, 1995, Deanco, Inc. ("Deanco") on December 20, 1995, MS Electronics on March 19, 1996, Summit Distributors on December 5, 1996 and Simmonds Technologies Inc. ("STI") on June 13, 1997. See Note 2 of Notes to Consolidated Financial Statements for pro forma information with respect to acquisitions. Unless otherwise indicated, the information in the above table of Selected Financial Data excludes the results of operations of Brajdas prior to the Richey-Brajdas Merger and excludes the results of operations of each such business acquired in the period from 1994 through 1997 prior to the date on which it was acquired.

(2) Consists of restructuring costs associated with the consolidation of the operations of Deanco into the Company, including the Company's closure of certain of its facilities and other costs associated with the consolidation.

(3) The Company has net operating loss carryforwards which reduce its cash tax payments. See Note 8 of Notes to Consolidated Financial Statements.

(4) The Richey-Brajdas Merger was accounted for as a reverse purchase acquisition with RicheyImpact being the accounting acquirer. Per share data for all periods from January 1, 1993 through April 6, 1993, the date of the Richey-Brajdas Merger, are based upon the weighted average number of shares of Brajdas indirectly acquired by the former stockholders of RicheyImpact.

(5) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because it understands such data is used by certain investors. EBITDA margin represents EBITDA as a percentage of net sales. Because of the significant amortization of intangible assets and non-cash income tax expense incurred as a result of the Company's NOLs, the Company believes that EBITDA may be a meaningful measure of its financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deferred Tax Assets."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Richey Electronics is a leading specialty distributor of interconnect, electromechanical and passive electronic components and a provider of related value-added assembly services to more than 20,000 customers in North America. The Company distributes a broad line of connectors, switches, wire, cable and heat shrinkable tubing and other interconnect, electromechanical and passive electronic components used in the assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services, which typically generate higher gross margins than traditional component distribution. These value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized OEMs. The Company intends to capitalize on a trend toward outsourcing by increasing sales of value-added assembly services. These sales increased from $21.2 million, or 23.5% of sales, in 1994 to $33.0 million, or 29.0% of sales, in 1995, to $66.9 million, or 29.6% of sales, in 1996 and to $78.7 million, or 31.4% of sales, in 1997.

      In the period from 1994 through 1997, the Company continued to grow through strategic acquisitions of businesses with operations similar to those of the Company. On April 4, 1994, the Company completed the acquisition of the assets and business of In-Stock for $1.9 million in cash, funded by its revolving line of credit. On August 16, 1995, the Company completed the acquisition of the assets and business of IEI for $1.2 million in cash, funded by its revolving line of credit. On December 20, 1995, the Company acquired Deanco, through the acquisition of the stock of Deanco's parent, Electrical Distribution Acquisition Company ("EDAC"), for consideration comprised of an aggregate stock purchase price of approximately $34.1 million in cash, the redemption of EDAC stockholder notes of approximately $6.6 million and the assumption of Deanco debt of approximately $19.3 million.
The Company funded the purchase consideration for the acquisition of Deanco by its revolving line of credit and a term loan from its senior lender. On March 16, 1996, the Company acquired certain assets and the business of MS Electronics for the purchase price of approximately $2.5 million in cash, funded by its revolving line of credit, and the assumption of MS Electronics' debt of approximately $500,000. On December 5, 1996, the Company acquired the inventory, accounts receivable and fixed and intangible assets of Summit Distributors, including the right to use its name, in a private sale from its commercial lender in Buffalo, New York. The Company did not assume any liabilities of Summit Distributors in the transaction. The purchase price and related transaction costs for the Summit Distributors acquisition were $1.1 million and were paid in cash, funded by the Company's revolving line of credit. On June 13, 1997, the Company acquired the stock of STI for a purchase price of $1. In events related to the STI Acquisition, the Company also issued to Simmonds a warrant to purchase 197,044 shares of common stock of the Company at an exercise price of $10.15 per share. In addition, through STI, the Company contributed approximately $1.1 million toward the future settlement of certain of STI's long-term capital lease obligations and facility leases to be retained by Simmonds. The Company also agreed to transfer to Simmonds $3.4 million of STI non-core inventories which the Company believes it will not be able to use in its operations. Simmonds also received a right to a future payment due March 31, 2002 from STI based upon a percentage of STI's operating earnings as defined by agreement between the parities. Under the terms of the transaction, the Company refinanced STI's bank indebtedness of approximately $5.7 million. The Company funded the STI bank debt refinancing and the contribution toward settlement of the long-term obligations by drawing upon the Company's revolving line of credit. All of the acquisitions in the period from 1994 through 1997 were accounted for as purchase business combinations with the operations of the acquired business included subsequent to the acquisition date. See Note 2 of Notes to Consolidated Financial Statements for pro forma information with respect to acquisitions.

     The Company will seek to make additional strategic acquisitions in connection with the ongoing consolidation occurring in the electronics distribution industry.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth certain items in the statements of operations as a percentage of net sales for the periods shown.

                                                          YEARS ENDED DECEMBER 31,
                                                      -----------------------------
                                                          1995       1996     1997
                                                          ----       ----     ----

     Net sales.....................................       100.0%    100.0%   100.0%
     Cost of goods sold............................        76.1      74.6     75.8
                                                          -----     -----    -----

     Gross profit..................................        23.9      25.4     24.2
     Selling, warehouse, general and
       administrative..............................        17.4      17.5     17.4
     Amortization of intangibles...................         0.4       0.6      0.6
     Acquisition-related restructuring costs.......         1.2         -        -
                                                           ----      ----     ----

     Operating income..............................         4.9       7.3      6.2
     Interest expense..............................         0.7       2.5      2.4
                                                           ----      ----     ----

     Income before income taxes....................         4.1       4.8      3.8
     Income tax expense............................         1.6       1.9      1.0
                                                           ----      ----     ----

     Net income....................................         2.5%      2.9%    2.8%
                                                           ----      ----     ----
                                                           ----      ----     ----


YEAR ENDED DECEMBER 31, 1997 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Net sales rose to $250.2 million in 1997 from $226.2 in 1996, an increase of $24.0 million, or 10.6%. Net sales for 1997 included $12.8 million of post-acquisition STI sales. The balance of the increase in net sales was due primarily to internal growth as a result of the continuing recovery in the electronics distribution industry. Net sales of electronic components rose to $171.5 million in 1997 from $159.3 million in 1996, an increase of 7.7%. This increase in component sales is primarily the result of the acquisition of STI which sells mostly electronic components. Net sales of value-added assembly services rose to $78.7 million in 1997 from $66.9 million in 1996, an increase of 17.6%. This increase for value-added services is primarily the result of the continuing trend by OEM's to outsource assembly operations. Pro forma for the acquisition of STI, net sales for 1996 would have been $256.9 million, compared with net sales of $261.5 million for 1997. See Note 2 of Notes to Consolidated Financial Statements.

     Gross profit was $60.6 million in 1997 compared with gross profit of $57.6 million in 1996. The 1997 gross profit included approximately $3.1 million of gross profit from STI operations after acquisition by the Company.
 Gross profit as a percentage of net sales was 24.2% for 1997 as compared to 25.4% for 1996. Of this 1.2% decrease in gross profit percentage, approximately one-half was due to customer orders returning to more normal patterns compared to the high turns, high margin business experienced in 1996 and approximately one-half was due to management's decision to take additional reserves for inventory obsolescence.

     Operating expenses in 1997 were $45.1 million compared to $41.1 million in 1996, an increase of 9.7%. Operating expenses as a percentage of net sales were 18.0% for 1997 compared with 18.1% for 1996. Without the mid-1997 acquisition of STI, which had historically higher operating expenses to sales ratios, the Company would have had operating expenses (including amortization) of $41.8 million which would have represented 17.6% of United States net sales compared to 18.1% for 1996. This decline in operating expenses percentage was generated by operating leverage on increased sales in 1997.

     Interest expense was $6.0 million for 1997 compared with $5.6 million for 1996. The increase in interest expense was primarily due to increased borrowings to finance acquisitions.

     The Company's provision for federal and state income tax expense decreased to $2.5 million for 1997 compared with $4.4 million for 1996. This decrease was due primarily to the Company's elimination of the remaining valuation allowance that the Company had reserved against its acquired United States net operating losses. As a result of the elimination of this valuation allowance, the Company expects its effective income tax rate will increase to 41% in 1998. As of December 31, 1997, the Company had approximately $8.8 million in United States federal net operating loss carryforwards available to reduce future cash tax payments. For the period ended December 31, 1997, cash tax payments were reduced approximately $1.7 million for the utilization of these United States NOLs. See "Deferred Tax Assets" and Note 8 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $45 million revolving line of credit facility (the "Revolving Line of Credit") with Wells Fargo Bank, N.A. The Company used the Revolving Line of Credit to fund the purchase of STI in June, 1997. The loan agreement governing the Revolving Line of Credit (the "Loan Agreement") limits the Company's ability to create or incur liens on assets, to make distributions or investments, to enter into any mergers or make additional acquisitions or dispositions of assets and to enter into transactions with affiliates. In addition, the Company must comply with various financial and other covenants established by the bank. The Loan Agreement also provides the bank with the right to terminate the commitment on 30 days' notice if there is a change in control of the Company (generally, the acquisition of more than 50% of the Company's capital stock).

     As of December 31, 1997, the Company had outstanding borrowings under the Revolving Line of Credit of approximately $23.6 million and additional borrowing capacity of approximately $21.4 million. The Company believes that available borrowings under the Revolving Line of Credit and cash generated by operations will be adequate to meet its anticipated funding commitments for the remainder of 1998.

     Net cash used in operating activities was $719,000 for 1997 as compared with net cash provided by operating activities $4.2 million for 1996 and $236,000 for 1995. The increased use of cash by operating activities in 1997 over 1996 is primarily the result of increases in trade receivables, inventories and deferred taxes which were partially offset by increases in net income, accounts payable and accrued expenses. 1997 earnings before interest, income taxes, depreciation and amortization (EBITDA) were approximately $19.0 million compared with approximately $19.6 million for 1996.

     Net cash used in investing activities increased to $11.1 million in 1997 from $9.0 million in 1996 and $3.3 million in 1995. All of the investing activities were funded by borrowings under revolving line of credit facilities. In 1997, the Company invested $2.3 million in improvements and equipment, primarily for capital expenditures relating to normal investments in leasehold improvements, software, furniture, fixtures and equipment. Additionally, the Company used $8,866,000 for payment of acquisition and restructuring costs consisting of $664,000 for payment of costs occurred in connection with acquisitions and $8,202,000 relating to the acquisition of STI. In 1996, the Company invested $1.3 million in improvements and equipment, primarily for leasehold improvements and value-added machinery and equipment. An additional $7.7 million was used to pay for acquisition and restructuring costs primarily associated with the Deanco, MS Electronics and Summit Distributors acquisitions. In 1995, the Company invested $1.3 million in improvements and equipment, primarily for leasehold improvements at its principal value-added assembly facility in Los Angeles and its corporate headquarters in Garden Grove. An additional $1.2 million was used for the IEI acquisition. The Company anticipates incurring capital expenditures of approximately $3.0 million in 1998, all of which will be financed with net cash from operating activities and borrowings under its revolving line of credit. The Company's actual capital expenditures may vary significantly from its current expectations, based on a number of factors, including, but not limited to, additional acquisitions, if any.

     Inventory turnover for the year ended December 31, 1997, was 4.2x compared to 4.4x for 1996. Inventory investments were made in certain strategic product lines as a result of opportunities presented to the Company by national franchising from major suppliers. In addition, the Company experienced significant growth in its military connector business in 1997 which normally requires investment in inventory with lower turnover than other connector lines.

     Days sales outstanding in accounts receivable increased to 45 days for 1997 from 44 days for 1996. This increase is the result of the acquisition of STI which historically had higher days sales outstanding than those of the Company.

DEFERRED TAX ASSETS

     As of December 31, 1997, the Company had approximately $8.8 million in United States net operating loss carryforwards, which expire between 2006 and 2008. The United States NOLs resulted from Brajdas losses prior to the Richey-Brajdas Merger. As of the same date, the Company had approximately $7.9 million in

Canadian net operating loss carryforwards, which will expire in 2003 and 2004. The Canadian NOLs primarily resulted from STI losses prior to the STI Acquisition.

     Section 382 of the Internal Revenue Code of 1986, as amended, and related regulations impose certain limitations on a corporation's ability to use United States NOLs if more than a 50% change in ownership occurs. The Company's issuance of additional Common Stock in 1995, together with an earlier acquisition, constituted more than a 50% change in ownership. As a result, the usage of NOLs is restricted to approximately $4.9 million on an annual basis.

     During 1997 the Company eliminated the remaining United States deferred tax asset valuation allowance by $1,757,000 as the Company has been consistently profitable and generated United States taxable income before NOLs of approximately $10.3 million in 1997. Based on its current level of profitability, management believes that the Company will be able to fully utilize the United States NOLs prior to their expiration and realize its other United States deferred tax assets. The amount of deferred tax assets considered realizable, however, would be reduced if estimates of future taxable income during the carryforward period are reduced.

     In the preliminary allocation of the purchase price for the STI Acquisition, the Company recorded a deferred tax asset of $2,920,000, which is net of a valuation allowance of approximately $839,000. This deferred tax asset represents the tax benefits of STI's net operating loss carryforwards. Realization of this deferred tax asset is dependent upon the Company generating Canadian taxable income of approximately $5,300,000 before the expiration of these loss carryforwards which expire between 2003 and 2004. Due to the uncertainty inherent in forecasts of future results, management has established the valuation allowance to reduce the net deferred tax asset to the tax benefit expected to be realized over the next three to five years.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these Statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both Statements are effective for the Company's year ending December 31, 1998.

YEAR 2000

     The Company is in the process of conducting a comprehensive review of its computer and other operating systems to identify the systems that could be affected by the "Year 2000" issue and is conducting detailed testing. These reviews and testing are expected to be completed by the second quarter of 1998. The Company presently believes that, with minor modifications to existing software, the "Year 2000" issue will not pose significant operational problems for the Company's computer systems as so modified and corrected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required by this Item 8 are listed in Item 14(a) and are submitted at the end of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain statements of operations data for the periods indicated. The quarterly financial information provided excludes the financial results of IEI, Deanco, MS Electronics, Summit Distributors and STI prior to the date of the respective acquisition. This information has been derived from unaudited consolidated financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.


                                       FIRST      SECOND       THIRD        FOURTH
                                      QUARTER     QUARTER     QUARTER       QUARTER
                                      -------     -------     -------       -------
1997
     Net sales.....................  $56,794,00  $59,346,00  $65,091,000   69,005,000
     Gross profit..................  14,529,000  14,662,000   16,128,000   15,270,000
     Net income....................   1,703,000   1,678,000    1,626,000    1,945,000
     Earnings per common share
             Basic.................        0.19        0.19         0.18         0.21
             Diluted...............        0.18        0.18         0.17         0.20
     Shipping Days.................          62          64           63           64

1996
     Net sales.....................  $58,384,00  $58,212,00  $53,713,000  $55,906,000
     Gross profit..................  14,313,000  14,806,000   14,116,000   14,316,000

     Net income....................   1,142,000   1,735,000    1,754,000    1,905,000
     Earnings per common share
             Basic.................        0.13        0.19         0.19         0.21
             Diluted...............        0.13        0.18         0.18         0.20
     Shipping Days.................          64          64           62           64

1995
     Net sales.....................  $26,596,00  $28,305,00  $28,803,000  $33,353,000
     Gross profit..................   6,513,000   6,660,000    6,931,000    7,873,000
     Net income....................     680,000     909,000    1,070,000      209,000
     Earnings per common share
             Basic.................        0.12        0.11         0.12         0.02
             Diluted...............        0.12        0.11         0.12         0.02
     Shipping Days.................          64          64           62           62

     The unaudited quarterly results of operations indicate that net sales per shipping day were $887,000, $927,000, $1,050,000 and $1,113,000 in the four consecutive quarters of 1997, respectively, versus $912,000, $910,000, $866,000 and $874,000 per shipping day in the four consecutive quarters of 1996, respectively. The calendar for 1998 contains 65, 63, 64 and 61 shipping days for the first through fourth quarters, respectively. Quarterly operating results may fluctuate significantly from quarter to quarter in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement (the "1998 Proxy Statement") to be filed with the Commission relating to its annual meeting of stockholders to be held on May 5, 1998, under the headings "Nominees for Election as Directors," "Other Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding compensation of the Company's directors and executive officers set forth in the 1998 Proxy Statement under the headings "Board Meetings and Director Compensation" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company set forth in the 1998 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1998 Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)       Documents filed as part of this report:

          1.   Consolidated Financial Statements

                              Independent Auditor's Report

                              Consolidated Balance Sheets at December 31,
                              1996 and 1997

                              Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997

                              Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

                              Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

                              Notes to Consolidated Financial Statements

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

          2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein. *4* (2.3)

          2.4     Share Purchase Agreement dated June 13, 1997, among Richey
                  Electronics, Inc., SCL Electronics Ltd., Simmonds
                  Technologies Inc. and Simmonds Capital Limited.  *13* (2.1)

          2.5 Intercompany Debt Repayment Agreement dated June 13, 1997 among Simmonds Capital Limited, SCL Electronics Ltd. and
                  Simmonds Technologies Inc.  *13* (2.2)

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

          4.3     Warrant dated June 13, 1997, to purchase common stock of
                  Richey Electronics, Inc., expiring March 31, 2002. *13*
                  (4.1)

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

          10.4    Employment Agreement between William C. Cacciatore and
                  Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

          10.5 Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995. *8* (10.37)

          10.6    Second Addendum to Employment Agreement (William C.
                  Cacciatore) dated as of May 17, 1995. *10* (10.31)




          10.7    Employment Agreement between Richard N. Berger and Brajdas
                  Corporation dated as of April 1, 1993. *1* (10.20)

          10.8 Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995. *8* (10.39)

          10.9    Employment Agreement between Norbert W. St. John and
                  Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

          10.10 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *8* (10.40)

          10.11   Second Addendum to Employment Agreement (Norbert W. St.
                  John)dated as of May 17, 1995. *10* (10.33)

          10.12   Employment Agreement between Charles W. Mann and Richey
                  Electronics, Inc. dated as of April 1, 1995.  *12* (10.35)

          10.13   Service and Management Agreement dated December 18, 1990
                  by and among RicheyImpact Electronics, Inc., Palisades
                  Associates, Inc. and Saunders Capital Group, Inc. *3*
                  (10.2)

          10.14   Agreement to Assume and Amend the Service and Management
                  Agreement among Brajdas Corporation, Palisades Associates,
                  Inc. and Saunders Capital Group, Inc. dated as of April 6,
                  1993. *3* (10.3)

          10.15   Modification Agreement among the Company, Palisades
                  Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995. *8* (10.26)

          10.16   Modification Agreement by and between Richey Electronics,
                  Inc. and Palisades Associates, Inc. dated as of February
                  21, 1995. *8* (10.41)

          10.17   1993 Stock Appreciation Rights Plan. *6* (A)

          10.18   Amended and Restated 1992 Stock Option Plan. *14* (A)

          10.19   Form of Incentive Stock Option Agreement. *8* (10.36)

          10.20   Lease between Principal Mutual Life Insurance Company and
                  Richey Electronics, Inc. for lease of premises at 7441
                  Lincoln Way, Garden Grove, California. *8* (10.32)

          10.21   Amendment to Lease dated September 2, 1997, amending the
                  Lease Agreement dated December 2, 1994, between Richey
                  Electronics, Inc., and Principal Mutual Life Insurance
                  Company for leasing premises at 7441 Lincoln Way, Garden
                  Grove, California.  *15* (10.1)

          10.22   Standard Sublease dated September 3, 1997, between Richey
                  Electronics, Inc., and Corning OCA Corporation for sublease of premises at 7441 Lincoln Way, Garden Grove, California.
                  *15* (10.2)

          10.23   Lease between Wychrest Estates Inc. and Simmonds
                  Technologies Inc. (as assignee of Simmonds Communications
                  Ltd.) for lease of premises at 580 Granite Court, Pickering, Ontario. *16* (10.2)



          10.24   Lease Contract No. 002506 dated September 12, 1996, between
                  CIBC Equipment Finance Limited and Simmonds Technologies
                  Inc. *16* (10.3)

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

          10.28   Lease Agreement between Fujita California Partners III and
                  Deanco, Inc., Acacia Division, for premises at 3230 Scott
                  Boulevard, Santa Clara, California. *17* (10.28)

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

----------------

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

          *12* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed April 26, 1996,
                  Registration No. 333-02983.

          *13* Incorporated by reference to the designated exhibit of the Current Report on Form 8-K for Richey Electronics, Inc.
                  filed June 26, 1997.

          *14* Incorporated by reference to the designated exhibit of the definitive Proxy Statement for the 1997 Annual Meeting of
                  Stockholders filed March 21, 1997.

          *15* Incorporated by reference to the designated exhibit of the Quarterly Report on Form 10-Q for Richey Electronics, Inc.
                  for the period ending September 26, 1997, filed November 7, 1997.

          *16* Incorporated by reference to the designated exhibit of the Quarterly Report on Form 10-Q for Richey Electronics, Inc.
                  for the period ending June 27, 1997, filed August 8, 1997.

          *17* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 1996, filed March 21, 1997.


          Exhibits 10.4 - 10.19 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

     (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed in the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden Grove, State of California, on March 25, 1998.

                                        RICHEY ELECTRONICS, INC.

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


Signature                                Title                                                             Date
---------                                -----                                                             ----

/s/ William C. Cacciatore               Chairman of the Board, President, Chief                           March 25, 1998
--------------------------              Executive Officer (Principal Executive Officer)
William C. Cacciatore

/s/ Richard N. Berger                   Vice President, Chief Financial Officer and                       March 25, 1998
--------------------------              Secretary (Principal Financial and Accounting
Richard N. Berger                       Officer)

/s/ Greg A. Rosenbaum                   Director                                                          March 25, 1998
--------------------------
Greg A. Rosenbaum

/s/ Norbert W. St. John                 Director                                                          March 25, 1998
--------------------------
Robert W. St. John

/s/ Donald I. Zimmerman                 Director                                                          March 25, 1998
--------------------------
Donald I. Zimmerman

                                       22

                            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Richey Electronics, Inc.
Garden Grove, California

We have audited the accompanying consolidated balance sheets of Richey Electronics, Inc. and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richey Electronics, Inc. and subsidiary as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                McGladrey & Pullen, LLP


Pasadena, California
February 10, 1998

RICHEY ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997

ASSETS                                                                               1996               1997
--------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash                                                                      $         30,000    $          31,000
     Trade receivables                                                               27,111,000           32,702,000
     Inventories                                                                     37,631,000           49,828,000
     Deferred taxes                                                                   2,629,000            3,662,000
     Other                                                                            1,235,000              919,000
                                                                               -------------------------------------
        TOTAL CURRENT ASSETS                                                         68,636,000           87,142,000
                                                                               -------------------------------------
Improvements and Equipment, net                                                       3,668,000            5,715,000
                                                                               -------------------------------------
Other Assets and Intangibles
     Goodwill, net of accumulated
        amortization of 1996 $1,360,000;
        1997 $2,822,000                                                              47,233,000           51,236,000
     Deferred taxes                                                                   2,218,000            4,200,000
     Deferred debt costs, net of accumulated
        amortization of 1996 $288,000;
        1997 $622,000                                                                 2,533,000            2,237,000
     Other                                                                              473,000              340,000
                                                                               -------------------------------------
                                                                                     52,457,000           58,013,000
                                                                               -------------------------------------

                                                                               $    124,761,000    $     150,870,000
                                                                               -------------------------------------
                                                                               -------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of long-term debt                                      $     4,012,000     $      14,278,000
     Accounts payable                                                               16,551,000            22,525,000
     Accrued expenses                                                                4,502,000             4,028,000
     Accrued restructuring costs                                                       538,000               746,000
                                                                               -------------------------------------

          TOTAL CURRENT LIABILITIES                                                 25,603,000            41,577,000
                                                                               -------------------------------------

Long-term Debt
     Subordinated notes payable                                                      2,000,000             1,000,000
     Other                                                                           7,450,000            11,099,000
     Convertible subordinated notes payable                                         55,755,000            55,755,000
                                                                               -------------------------------------
                                                                                    65,205,000            67,854,000
                                                                               -------------------------------------

Stockholders' Equity
     Preferred stock, $.001 par value, authorized 10,000 shares, issued none                 -                     -
     Common stock, $.001 par value, authorized 30,000,000 shares                         9,000                 9,000
     Additional paid-in capital                                                     21,001,000            21,754,000
     Retained earnings                                                              12,943,000            19,895,000
     Cumulative translation adjustment                                                       -             (219,000)
                                                                               -------------------------------------
                                                                                    33,953,000            41,439,000
                                                                               -------------------------------------

                                                                               $   124,761,000     $     150,870,000
                                                                               -------------------------------------
                                                                               -------------------------------------


See Notes to Consolidated Financial Statements.

RICHEY ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                             1995                1996                1997
---------------------------------------------------------------------------------------------------------------
Net sales                                              $    117,057,000    $    226,215,000    $    250,236,000

Cost of goods sold                                           89,080,000         168,664,000         189,647,000
                                                       ----------------    ----------------    -----------------

          GROSS PROFIT                                       27,977,000          57,551,000          60,589,000
                                                       ----------------    ----------------    -----------------

Operating expenses:
     Selling, warehouse, general and administrative          20,415,000          39,622,000          43,522,000
     Amortization of intangibles                                459,000           1,448,000           1,612,000
     Restructuring costs                                      1,450,000                   -                   -
                                                       ----------------    ----------------    -----------------
                                                             22,324,000          41,070,000          45,134,000
                                                       ----------------    ----------------    -----------------

          OPERATING INCOME                                    5,653,000          16,481,000          15,455,000

Interest expense                                                867,000           5,569,000           6,041,000
                                                       ----------------    ----------------    -----------------

          Income before income taxes                          4,786,000          10,912,000           9,414,000

Federal and state income taxes                                1,918,000           4,376,000           2,462,000
                                                       ----------------    ----------------    -----------------

          NET INCOME                                   $      2,868,000    $      6,536,000    $      6,952,000
                                                       ----------------    ----------------    -----------------
                                                       ----------------    ----------------    -----------------

Earnings per common share:
     Basic                                             $         0.36      $         0.72      $           0.77
                                                       ----------------    ----------------    -----------------
                                                       ----------------    ----------------    -----------------

     Diluted                                           $         0.36      $         0.70      $           0.73
                                                       ----------------    ----------------    -----------------
                                                       ----------------    ----------------    -----------------

Weighted average number of shares outstanding:
     Basic                                                    8,036,000           9,060,000           9,065,000
                                                       ----------------    ----------------    -----------------

     Diluted                                                  8,036,000          12,376,000          13,012,000
                                                       ----------------    ----------------    -----------------
                                                       ----------------    ----------------    -----------------


See Notes to Consolidated Financial Statements.

RICHEY ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                              Common Stock
                             ----------------------------------------------
                                                              Additional                            Cumulative
                                Shares           Par           Paid-in            Retained          Translation
                             Outstanding        Value          Capital            Earnings          Adjustment           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
   1994                         5,889,000     $  6,000     $      5,240,000   $       3,539,000   $           -   $      8,785,000
   Issuance of common
     stock in public
     offering, net of
     offering expenses          3,165,000        3,000           15,736,000                   -                -         15,739,000
   Net income                           -            -                    -           2,868,000                -          2,868,000
                             -------------------------------------------------------------------------------------------------------

Balance, December 31,
   1995                         9,054,000        9,000           20,976,000           6,407,000                -         27,392,000
   Stock options exercised
     and other                      6,000            -               25,000                   -                -             25,000
   Net income                           -            -                    -           6,536,000                -          6,536,000
                             -------------------------------------------------------------------------------------------------------

Balance, December 31,
   1996                         9,060,000        9,000           21,001,000          12,943,000                -         33,953,000
   Common stock warrants
     issued in conjunction
     with STI Acquisition
     and stock options
     exercised                      8,000            -              753,000                   -                -            753,000
   Net income                           -            -                    -           6,952,000                -          6,952,000
   Foreign currency
     translation                        -            -                    -                   -         (219,000)          (219,000)
                             -------------------------------------------------------------------------------------------------------

Balance, December 31,
   1997                         9,068,000     $  9,000     $     21,754,000   $      19,895,000   $     (219,000)   $     41,439,000
                             -------------------------------------------------------------------------------------------------------
                             -------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

RICHEY ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                          1995               1996              1997
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                       $    2,868,000       $    6,536,000      $  6,952,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         912,000            3,100,000         3,507,000
     Deferred taxes                                                      1,065,000            4,080,000          (226,000)
     Change in operating assets and liabilities, net of
        effect of business combinations:
        (Increase) decrease in:
          Trade receivables                                             (2,448,000)             592,000        (2,488,000)
          Inventories                                                   (2,727,000)          (4,329,000)       (9,455,000)
          Other current assets                                            (260,000)             284,000           221,000
        Increase (decrease) in:
          Accounts payable and accrued expenses                           (624,000)          (4,573,000)          770,000
          Accrued restructuring costs                                    1,450,000           (1,450,000)                -
                                                                    ------------------------------------------------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                236,000            4,240,000          (719,000)
                                                                    ------------------------------------------------------

Cash Flows from Investing Activities
   Purchase of improvements and equipment                               (1,316,000)          (1,310,000)       (2,286,000)
   Payment of acquisition and restructuring costs                       (2,025,000)          (7,706,000)       (8,866,000)
                                                                    ------------------------------------------------------

        NET CASH (USED IN) INVESTING ACTIVITIES                         (3,341,000)          (9,016,000)      (11,152,000)
                                                                    ------------------------------------------------------

Cash Flows from Financing Activities
   Net advances (repayments) on revolving line of credit                (8,843,000)                   -        13,123,000
   Borrowings (repayments) under long-term revolving
      line-of-credit arrangement                                         1,974,000           (7,911,000)                -
   Term loan borrowings                                                          -           30,000,000                 -
   Payments on long-term debt                                           (5,202,000)         (71,114,000)       (1,214,000)
   Proceeds from issuance of common stock, net                          15,739,000               25,000            54,000
   Proceeds from issuance of convertible subordinated
     debt                                                                        -           55,755,000                 -
   Transaction costs associated with refinancing activities                      -           (2,521,000)          (38,000)
                                                                    ------------------------------------------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                        3,668,000            4,234,000        11,925,000
                                                                    ------------------------------------------------------

        NET EFFECT OF TRANSLATION ON CASH                                        -                    -           (53,000)
                                                                    ------------------------------------------------------

        INCREASE (DECREASE) IN CASH                                        563,000             (542,000)            1,000

Cash
   Beginning                                                                 9,000              572,000            30,000
                                                                    ------------------------------------------------------

   Ending                                                           $      572,000       $       30,000      $     31,000
                                                                    ------------------------------------------------------
                                                                    ------------------------------------------------------



See Notes to Consolidated Financial Statements.

RICHEY ELECTRONICS, INC.

THREE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                           1995                1996                1997
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments for:
               Interest                              $    1,230,000      $    3,961,000     $   5,711,000
                                                     -----------------------------------------------------

               Income taxes                          $    1,249,000      $      437,000     $   2,285,000
                                                     -----------------------------------------------------

Assets acquired, liabilities assumed and
     securities issued in business combinations:
     Working capital                                 $   15,362,000      $    1,980,000     $   1,163,000
     Leasehold improvements and equipment                 1,646,000             101,000         1,384,000
     Other assets                                           861,000                   -                 -
     Goodwill                                            47,287,000           2,272,000         5,337,000
     Restructuring and transaction costs                 (3,427,000)                  -        (2,212,000)
     Subordinated notes payable                          (2,982,000)                  -                 -
     Other liabilities assumed                          (23,434,000)                  -        (1,047,000)
     Stock payment notes                                (34,106,000)                  -                 -
     Deferred taxes                                               -                   -         2,920,000
     Common stock warrants issued                                 -                   -          (730,000)
                                                     -----------------------------------------------------

                    Net cash paid                    $    1,207,000      $    4,353,000     $   6,815,000
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------


See Notes to Consolidated Financial Statements.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF  BUSINESS

Richey Electronics, Inc. (the Company) is a specialty distributor of electronic components and a provider of value-added assembly services. The Company distributes a broad line of connectors, switches, wire, cable and heat-shrinkable tubing, and other interconnect, electromechanical and passive electronic components used in assembly and manufacture of electronic equipment. Richey has distribution rights from major worldwide suppliers, none of which individually accounted for sales greater than 15% in 1997. Richey's corporate headquarters are based in California and it markets throughout the United States and Canada.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

YEAR END

The Company reports its annual operating results based upon a calendar year end (December 31) and its quarterly results using the Friday nearest the end of each quarter.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements consolidate the accounts of Richey Electronics, Inc. and its wholly owned Canadian subsidiary which was acquired on June 13, 1997. All material intercompany transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Actual results could differ from those estimates and could materially affect the reported amount of assets and liabilities and future operating results.

CONCENTRATION OF CREDIT RISK

The Company distributes electronic components to small and medium-sized manufacturers in a wide variety of industries including telecommunications, computer, medical, transportation and aerospace. Credit is extended based on an evaluation of the customer's financial condition and collateral is typically not required. Credit losses are provided for in the financial statements through a charge to operations. For the year ended December 31, 1997, no individual customer represented more than 2% of net sales. Credit losses have been consistently within management's expectations and were not material in any year presented. A valuation allowance for known and anticipated credit losses is maintained and was not material. Provision for bad debts and accounts receivable write-offs have not been significant.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INVENTORIES

Inventories consist of electronic components held for sale and work-in-process and finished goods related to the Company's value-added assembly services. Inventory is valued at the lower of cost (first-in, first-out method) or market. The labor and overhead portion of work-in-process and finished goods are not material. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and incurs a charge to operations for known and anticipated inventory obsolescence.

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

The Company periodically reviews the value of its goodwill not related to
specific long-lived assets to determine if an impairment has occurred.   The
Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's Canadian subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, FOREIGN CURRENCY TRANSLATION, using the Canadian dollar as the functional currency. The Company translates the balance sheet accounts at the exchange rate on the balance sheet date and the income statement at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

EARNINGS PER SHARE

The Company adopted Financial Accounting Standards Board (FASB) SFAS No. 128, EARNINGS PER SHARE, and restated all prior period earnings per share data. Adoption of this standard did not result in any changes to previously reported earnings per share. Statement No. 128 requires disclosure of basic earnings per share, instead of primary earnings per share, on the face of the income statement. In addition, for those entities with complex capital structures, it requires disclosure of both basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of both the computation of basic and diluted earnings per share to be disclosed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments. The carrying value of financial instruments, other than the debt instruments, is representative of their fair value due to short-term maturity. The carrying value of the Company's revolving line of credit and subordinated debt is considered to approximate their fair value because the interest rates of these instruments are consistent with current rates offered to the Company. The estimated fair value at December 31, 1997 and 1996 of the convertible subordinated notes payable (the notes) was $54,082,000 and $58,933,000, respectively, based upon quoted market prices.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows APB Opinion No. 25 to measure stock-based compensation and discloses the pro forma effects on net income as if compensation were measured in accordance with SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these Statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both Statements are effective for the Company's year ending December 31, 1998.

NOTE 2.  BUSINESS COMBINATIONS

In the period from 1994 to 1997, the Company completed several business combinations. All of these acquisitions were accounted for as purchase business combinations with the operations of the acquired businesses included subsequent to the acquisition date. Each of the acquired businesses had operations similar to the Company's. These acquisitions are described as follows:

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  BUSINESS COMBINATIONS, CONTINUED

IN-STOCK PRODUCTS ACQUISITION

On April 4, 1994, the Company completed the purchase of the assets and business of the In-Stock Products division of Anchor Group, Inc. (In-Stock), located in Boston, Massachusetts.

INLAND EMPIRE INTERCONNECTS ACQUISITION

On August 16, 1995, the Company completed the purchase of the assets and business of Inland Empire Interconnects, an Ontario, California, molded cable assembly company.

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

Also in conjunction with the Deanco Acquisition, the Company accrued restructuring costs of $3,100,000 at December 31, 1995 relating to the consolidation of Deanco's operations into the Company. Those costs related to the operations of Deanco were recorded as a purchase accounting adjustment, resulting in an increase in goodwill. At December 31, 1996, the remaining accrued restructuring costs were $538,000 and all of these costs were paid during 1997 without any significant adjustments to the original estimates.

MS ELECTRONICS, INC.

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

SUMMIT DISTRIBUTORS, INC.

On December 5, 1996, the Company completed the acquisition of the assets and business of Summit Distributors, Inc. The purchase price and related transaction costs were $1,138,000 and were paid in cash. The allocation of the purchase price was $1,095,000 to current assets and $43,000 to fixed assets.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  BUSINESS COMBINATIONS, CONTINUED

SIMMONDS TECHNOLOGIES, INC. (STI ACQUISITION)

On June 13, 1997, the Company completed the purchase of all of the issued and outstanding common stock of Simmonds Technologies, Inc. (STI), an indirect wholly owned subsidiary of Simmonds Capital Limited (Simmonds), for $1. STI is a distributor of interconnect, electromechanical and passive electronic components, headquartered in Toronto, Ontario, with additional branch locations in the Montreal, Ottawa, Winnipeg, Saskatoon, Calgary, Edmonton and Vancouver regions. Foreign sales and operating loss in Canada were $12,771,000 and $221,000, respectively, during 1997 and identifiable assets were $17,197,000 at December 31, 1997. Foreign operations were not significant prior to 1997. In July 1997, the Company changed the name of STI to Richey Electronics Limited.

In events related to the STI Acquisition, the Company also issued to Simmonds a warrant to purchase 197,044 shares of common stock of the Company at an exercise price of $10.15 per share established based on 125% of the common stock price. The warrant is exercisable at any time up to March 31, 2002. For purchase accounting purposes, the value of this warrant was estimated to be $730,000. In addition, through STI, the Company contributed approximately $1.1 million toward the future settlement of certain of STI's long-term capital lease obligations and facility leases to be retained by Simmonds. Simmonds agreed to be responsible for negotiating such settlements and obtaining releases of STI's obligations under such leases. The Company also agreed to transfer to Simmonds $3.4 million of STI non-core inventories which the Company believes it will not be able to use in its operations. Simmonds also received a right to a future payment due March 31, 2002 from STI based upon a percentage of STI's operating earnings as defined by agreement between the parties. For purchase accounting purposes, this future payment will be accounted for as contingent consideration and will be recorded as additional purchase price when the amount is determinable.

Under the terms of the transaction, the Company refinanced STI's bank indebtedness of approximately $5.7 million. The Company funded the STI bank debt refinancing and the contribution toward settlement of certain long-term obligations referred to above by drawing upon the Company's revolving line of credit.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  BUSINESS COMBINATIONS, CONTINUED

The following preliminary allocation of the purchase price after adjusting to fair value the assets and liabilities of STI is based upon estimates that are currently available and is contingent upon completion of management's assessment of the fair value of net assets acquired and resolution of certain material lease obligations which Simmonds is required to settle and obtain releases for.

Consideration and liabilities assumed:
   Bank debt assumed and then refinanced                                      $       5,720,000
   Accounts payable, accrued expenses and other debt obligations assumed              5,962,000
   Cash contribution toward settlement of lease obligations                           1,095,000
   Transaction and restructuring costs                                                2,212,000
   Common stock warrants                                                                730,000
   Contingent payment obligation                                                              -
                                                                              -----------------

                                                                              $      15,719,000
                                                                              -----------------
                                                                              -----------------
Allocated to:
   Current assets                                                             $       6,078,000
   Deferred tax assets                                                                2,920,000
   Leasehold improvements, fixtures and assets acquired under capital leases          1,384,000
   Goodwill                                                                           5,337,000
                                                                              -----------------

                                                                              $      15,719,000
                                                                              -----------------
                                                                              -----------------

In conjunction with the STI Acquisition, the Company accrued restructuring and transaction costs of $2,212,000 consisting of legal, accounting and other costs directly attributable to the acquisition and other costs, principally unfavorable lease rights related to the consolidation of STI consistent with the Company's plans for the acquired business. These costs were recorded as a purchase accounting adjustment resulting in an increase in goodwill. At December 31, 1997, the remaining accrued restructuring costs of $746,000 primarily represent costs related to unfavorable lease rights related to computer leases.

PRO FORMA RESULTS (UNAUDITED)

The following pro forma results of continuing operations assume the STI Acquisition (which occurred on June 13, 1997) had occurred on January 1, 1996. The Summit Distributors, Inc. and MS Electronics acquisitions would not have materially changed pro forma net sales or net income. The unaudited pro forma results have been prepared using the historical financial statements of the Company and STI. The unaudited pro forma results give effect to certain adjustments, including amortization of goodwill, interest expense and related tax effects. This pro forma information does not reflect any cost savings directly attributable to the acquisition. The Company anticipates significant cost savings through reductions in excess facilities, redundant salaries and benefits, eliminating management fees and duplicate corporate expenses.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.  BUSINESS COMBINATIONS, CONTINUED

                                         Year Ended December 31,
                                 --------------------------------------
                                       1996                  1997
                                   (Unaudited)           (Unaudited)
                                 --------------------------------------
Net sales                        $    256,866,000      $    261,452,000
Net income                                549,000             4,835,000
Earnings per share:
     Basic                                   0.06                  0.53
     Diluted                                 0.06                  0.53

This pro forma financial information does not purport to be indicative of the results of operations had the STI Acquisition actually taken place at these earlier dates.


NOTE 3.  IMPROVEMENTS AND EQUIPMENT

Improvements and equipment at December 31 consist of the following:


                                                          1996          1997
                                                      --------------------------
Improvements                                          $ 1,738,000   $ 2,165,000
Furniture, fixtures and equipment                       4,998,000     8,644,000
                                                      --------------------------
                                                        6,736,000    10,809,000
Less accumulated depreciation and amortization          3,068,000     5,094,000
                                                      --------------------------

                                                      $ 3,668,000   $ 5,715,000
                                                      --------------------------
                                                      --------------------------



NOTE 4.  BORROWING ARRANGEMENTS

REVOLVING LINE OF CREDIT

The Company has a bank revolving line of credit of $45,000,000, which expires December 31, 1999. The revolving line of credit allows advances of up to 85% of eligible receivables and 50% of eligible inventories, as defined. At December 31, 1997, the revolving line of credit bears interest at a blended rate comprised of the Eurodollar rate plus 2.00% and the bank's prime plus
 .75%. The Company is required to pay the lender an unused line fee equal to 3/8% of the difference between the maximum commitments and the daily average outstanding borrowings for the prior quarter. The credit agreement contains various restrictive covenants which require the Company to meet certain financial conditions, including maintaining a minimum level of stockholders' equity, minimum profitability, fixed charge coverage and cash flow leverage ratios.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  BORROWING ARRANGEMENTS, CONTINUED

In addition, the Company is restricted from the payment of cash dividends and requires preapproval for all acquisitions. At December 31, 1997, $23,573,000 was outstanding under the Company's revolving line of credit. The Company intends to maintain borrowings of at least $10,573,000 during 1998; therefore, $13,000,000 of the balance is classified as a current liability. The following is a summary of borrowings under revolving line of credit:

                                                     1995              1996               1997
                                                ---------------------------------------------------
Weighted average interest rate in effect at
     year end                                           8.2 %             7.5 %             8.1 %
Available borrowings at year end                $   18,261,000    $   28,195,000    $    21,427,000
Maximum outstanding borrowings during
     the year                                       18,361,000        31,106,000         23,573,000
Weighted average interest rate for the
     borrowings outstanding during the year             9.3 %             7.7 %             8.6 %


The Company's revolving line of credit provides that up to $3,000,000 of the available line can be used for letters of credit. None were outstanding at year end.

7% CONVERTIBLE SUBORDINATED NOTES OFFERING

In 1996 the Company issued $55,755,000 of 7% Convertible Subordinated Notes due 2006. The Notes are convertible into 3,947,000 shares of the Company's common stock at a conversion price of $14.125 per share (subject to certain adjustments) at the holder's option at any time after 60 days following the issuance and prior to maturity. The payment of principal and interest on these notes is subordinated to all senior debt consisting of secured debt of $23,573,000 outstanding at December 31, 1997 under the Company's revolving line of credit. The Company maintains an effective shelf registration statement with the Securities and Exchange Commission to register resales of the Notes and the common stock issuable upon conversion.

The Notes may not be redeemed by the Company prior to March 4, 1999. Thereafter, the Notes may be redeemed at the option of the Company at a redemption price of 103.5% of outstanding principal in 1999 decreasing by .5% each year until March 1, 2006.

In addition, under certain circumstances, the holders of these Notes have the option to require the Company to repurchase the Notes. These designated events include a more than 50% change in control.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  BORROWING ARRANGEMENTS, CONTINUED

LONG-TERM DEBT

Long-term debt at December 31 is as follows:

                                                                              1996             1997
                                                                         ------------------------------
Revolving line of credit                                                 $   10,450,000   $  23,573,000

Convertible subordinated notes payable, interest at 7.0% due
     March 1 and September 1 semiannually, principal due
     September 1, 2006                                                       55,755,000      55,755,000

Subordinated promissory notes payable to former stockholders of Deanco, unsecured, due in annual installments of $1,000,000 with a final payment of $1,000,000 on September 30, 1999,
     interest payable annually at 8%                                          2,953,000       2,000,000

Other                                                                            59,000         804,000
                                                                         ------------------------------
                                                                             69,217,000      82,132,000
Less current maturities                                                       4,012,000      14,278,000
                                                                         ------------------------------

                                                                         $   65,205,000   $  67,854,000
                                                                         ------------------------------
                                                                         ------------------------------


Aggregate maturities of long-term debt as of December 31, 1997 are as follows:

1998                                                             $   14,278,000
1999                                                                 12,099,000
2007                                                                 55,755,000
                                                                 --------------

                                                                 $   82,132,000
                                                                 --------------
                                                                 --------------



NOTE 5.  ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following:

                                                         1996           1997
                                                     ---------------------------
Compensation                                         $  2,790,000   $  2,237,000
Interest                                                1,464,000      1,462,000
Other                                                     248,000        329,000
                                                     ---------------------------

                                                     $  4,502,000   $  4,028,000
                                                     ---------------------------
                                                     ---------------------------


RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office and warehouse space under operating lease agreements with various terms and conditions with rent escalation typically based on the Consumer Price Index.

Future minimum lease payments under these leases are as follows:

1998                                                          $        2,766,000
1999                                                                   2,541,000
2000                                                                   1,791,000
2001                                                                   1,034,000
2002                                                                     770,000
Thereafter                                                             3,757,000
                                                              ------------------

                                                              $       12,659,000
                                                              ------------------
                                                              ------------------


In connection with the STI Acquisition, certain facility operating lease obligations were assumed. The lease commitment schedule reflects the entire operating lease obligation for STI's Pickering (Toronto) facility or approximately $365,000 per year through December 2010. The Company has entered an informal sublease agreement for 50% of this facility. The Company expects to enter into a new lease for this reduced space. The above schedule does not reflect the obligation under certain computer leases for which Simmonds is responsible for obtaining settlements and releases as described in Note 2.

Total rent expense under operating leases, including rent for facilities leased on a month-to-month basis, was $903,000, $2,016,000 and $2,301,000 for 1995, 1996 and 1997, respectively.

NOTE 7.  SERVICE AND MANAGEMENT AGREEMENT

The Company is party to a Service and Management Agreement dated December 18, 1990, as amended and modified, with a director. The Service and Management Agreement terminates on December 31, 1999; however, the term can be automatically extended by the director for an additional two-year consecutive period unless earlier terminated. Management fees payable under this and prior agreements were approximately $234,000 in 1995, $175,000 in 1996 and $175,000 in 1997, including a $64,000 termination payment in 1995 to a former party to this agreement.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES

Components of income tax expense are as follows:

                                             1995        1996          1997
                                         --------------------------------------
Currently paid or payable:
     Federal                             $   745,000  $    697,000  $ 1,916,000
     State                                   108,000       426,000      748,000
Deferred                                   1,065,000     3,253,000     (202,000)
                                         --------------------------------------

                                         $ 1,918,000  $  4,376,000  $ 2,462,000
                                         --------------------------------------
                                         --------------------------------------


The following table presents a reconciliation from the amount of income tax determined by applying the statutory income tax rate to pretax income for those adjustments representing more than 5% of pretax income:

                                                       1995    1996     1997
                                                       ------------------------

Computed "expected" statutory rate                      35  %   35  %     35 %
Permanent difference for amortization of goodwill        -       -         5
Reduction in valuation allowance for net deferred
     tax assets                                          -       -       (19)
Increase in rate resulting from state income taxes,
     net of federal tax benefit                          5       5         5
                                                      ------------------------

                                                        40  %   40  %     26 %
                                                      ------------------------
                                                      ------------------------

Net deferred tax assets at December 31 consist of the following:

                                                          1996          1997
                                                      -------------------------
Deferred tax liabilities, other                       $   210,000   $   520,000
                                                      -------------------------

Deferred tax assets:
   Net operating loss carryforwards (NOLs)              4,720,000     6,845,000
   Costs capitalized to inventories for tax purposes      716,000       840,000
   Accrued expenses not deductible until paid             410,000       238,000
   Other                                                  968,000     1,298,000
                                                      -------------------------
                                                        6,814,000     9,221,000
   Less valuation allowance                             1,757,000       839,000
                                                      -------------------------
                                                        5,057,000     8,382,000
                                                      -------------------------

                                                      $ 4,847,000   $ 7,862,000
                                                      -------------------------
                                                      -------------------------

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.  INCOME TAXES, CONTINUED

Net deferred tax assets described above have been included in the accompanying balance sheets as follows:

                                                          1996          1997
                                                      --------------------------
Current assets                                        $ 2,629,000   $ 3,662,000
Noncurrent assets                                       2,218,000     4,200,000
                                                      --------------------------

                                                      $ 4,847,000   $ 7,862,000
                                                      --------------------------
                                                      --------------------------

As of December 31, 1997, the Company had acquired NOLs which have the following expiration dates:

                                                United States
Expiration Date                                    Federal           Canada
---------------                                 -------------------------------
2003                                           $            -      $  7,679,000
2004                                                        -           185,000
2005                                                        -                 -
2006                                                5,439,000                 -
2007                                                2,588,000                 -
2008                                                  771,000                 -
                                               --------------------------------

                                               $    8,798,000      $  7,864,000
                                               --------------------------------
                                               --------------------------------


Section 382 of the United States Internal Revenue Code of 1986 imposes certain limitations on a corporation's ability to use United States NOLs if more than a 50% ownership change occurs. The Company's issuance of additional common stock in 1995, together with an earlier acquisition, constituted a more than 50% ownership change. As a result, the usage of the United States NOLs are restricted to approximately $4,900,000 on an annual basis.

In the preliminary allocation of the purchase price for the STI Acquisition, the Company recorded a deferred tax asset of $2,920,000, which is net of a valuation allowance of approximately $839,000. This deferred tax asset represents the tax benefit of STI's net operating loss carryforwards. Realization of this deferred tax asset is dependent upon the Company generating Canadian taxable income of approximately $5,300,000 before the expiration of these loss carryforwards which expire in 2003 and 2004.
Due to the uncertainty inherent in forecasts of future results, management has established the valuation allowance to reduce the net deferred tax asset to the tax benefit expected to be realized over the next three to five years.

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.  INCOME TAXES, CONTINUED

During 1997 the Company eliminated the remaining United States deferred tax asset valuation allowance of $1,757,000 as the Company has been consistently profitable and generated United States taxable income before NOLs of approximately $10.3 million in 1997. Based on its current level of profitability, management believes that the Company will be able to fully utilize the United States NOLs prior to their expiration and realize its other United States deferred tax assets.

The amount of deferred tax assets considered realizable, however, would be reduced if estimates of future taxable income during the carryforward period are reduced.


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

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  EMPLOYEE BENEFIT PLANS, CONTINUED

The following tables summarize information about stock options outstanding:

                                            1995                       1996                    1997
                                  -----------------------------------------------------------------------------
                                                 Weighted                  Weighted                   Weighted
                                                 Average                   Average                    Average
                                                 Exercise                  Exercise                   Exercise
                                   Shares         Price       Shares        Price        Shares        Price
                                  -----------------------------------------------------------------------------
Outstanding at beginning
     of  year                       226,737      $   6.00      493,071     $     6.34     612,648     $    7.11
     Granted                        266,334          6.63      135,300           9.80      60,500         12.87
     Terminated and canceled              -             -       (7,363)          6.00     (21,350)         8.49
     Exercised                            -             -       (8,360)          6.07      (5,750)         9.50
                                   --------                   --------                   --------

Outstanding at end of year          493,071          6.34      612,648           7.11     646,048          7.58
                                   --------                   --------                   --------
                                   --------                   --------                   --------

Options exercisable, end
     of year                         45,642          6.00      186,591           6.67     342,398          6.70
Available for grant, end
     of year                         95,863             -      284,424              -     639,842             -
Weighted average fair value
     of options granted during
     the year                        $ 4.35             -       $ 7.07              -      $ 8.71             -

                                        December 31, 1997
                 ---------------------------------------------------------------
                                  Remaining
                                 Contractual
                     Number         Life            Exercise         Options
                  Outstanding    (in years)          Price         Exercisable
                 ---------------------------------------------------------------
                       212,014       6            $      6.000           162,694
                       257,834       7                   6.625           139,529
                       115,700       8                   9.860            40,175
                        60,500       9                  12.875             -
                 -------------                                     -------------
                       646,048       7                                   342,398
                 -------------                                     -------------
                 -------------                                     -------------


RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  EMPLOYEE BENEFIT PLANS, CONTINUED

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1995          1996          1997
                                        ----------------------------------------
Net income                  As reported $ 2,868,000   $ 6,536,000   $ 6,952,000
                            Pro forma     2,707,000     6,242,000     6,340,000


Basic earnings per share    As reported        0.36          0.72          0.77
                            Pro forma          0.34          0.69          0.70

Diluted earnings per share  As reported        0.36          0.70          0.73
                            Pro forma          0.34          0.67          0.68

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following assumptions: expected volatility of 48%, 53% and 49% in 1995, 1996 and 1997, respectively; risk-free interest rate of 6.8%, 6.5% and 5.8% for 1995, 1996 and 1997, respectively; the options will be exercised at the end of the exercise period and no dividends.

401(k) SAVINGS PLAN

The Company has a defined contribution 401(k) savings plan covering substantially all its employees. The plan provides the Company with an option to match participants' contributions; however, no such contributions were made by the Company during 1995, 1996 or 1997.


NOTE 10.  EARNINGS PER SHARE

The following is information about the computation of earnings per share data for the years ended December 31, 1996 and 1997. For the year ended December 31, 1995, there was no difference between the basic and diluted net income or weighted average shares outstanding.

                                             December 31, 1996                             December 31, 1997
                                 ----------------------------------------------------------------------------------------
                                                    Shares          Net                          Shares           Net
                                    Income         (Denomi-        Income       Income          (Denomi-         Income
                                  (Numerator)       nator)       Per Share    (Numerator)        nator)        Per Share
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share         $  6,536,000      9,060,000    $    0.72    $  6,952,000        9,065,000    $      0.77
Effect of dilutive securities:
    Convertible, 7% subordi-
     nated notes payable            2,100,000      3,316,000                    2,498,000        3,947,000
                                 ---------------------------                 -----------------------------
Diluted earnings per share       $  8,636,000     12,376,000    $    0.70    $  9,450,000       13,012,000    $      0.73
                                 ---------------------------                 -----------------------------
                                 ---------------------------                 -----------------------------

RICHEY ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10.  EARNINGS PER SHARE, CONTINUED

Options and warrants for common shares issuable upon exercise of employee stock options and warrants issued in conjunction with the STI Acquisition have not been included in the computation because their inclusion would not have materially changed computed earnings per share.


NOTE 11. LITIGATION

The Company is subject to legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the results of these legal proceedings will not have a material adverse effect on the Company's financial statements.

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          First Quarter           Second Quarter            Third Quarter           Fourth Quarter
                                      ---------------------------------------------------------------------------------------------
1997
     Net sales                        $         56,794,000    $          59,346,000     $         65,091,000    $         69,005,000
     Gross profit                               14,529,000               14,662,000               16,128,000              15,270,000
     Net income                                  1,703,000                1,678,000                1,626,000               1,945,000
     Basic earnings per
          common share                                0.19                     0.19                     0.18                    0.21
     Diluted earnings per
          common share                                0.18                     0.18                     0.17                    0.20

1996
     Net sales                                  58,384,000               58,212,000               53,713,000              55,906,000
     Gross profit                               14,313,000               14,806,000               14,116,000              14,316,000
     Net income                                  1,142,000                1,735,000                1,754,000               1,905,000
     Basic earnings per
          common share                                0.13                     0.19                     0.19                    0.21
     Diluted earnings per
          common share                                0.13                     0.18                     0.18                    0.20

1995
     Net sales                                  26,596,000               28,305,000               28,803,000              33,353,000
     Gross profit                                6,513,000                6,660,000                6,931,000               7,873,000
     Net income                                    680,000                  909,000                1,070,000                 209,000
     Basic earnings per
          common share                                0.12                     0.11                     0.12                    0.02
     Diluted earnings per
          common share                                0.12                     0.11                     0.12                    0.02

The earnings per share shown in the table above have all been computed using the provisions of SFAS No. 128.

                                 Exhibit Index


Exhibit
Number

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

          2.3 Sales Tax Indemnification Agreement dated December 20, 1995 among Richey Electronics, Inc. and the stockholders of Electrical Distribution Acquisition Company identified therein. *4* (2.3)

          2.4     Share Purchase Agreement dated June 13, 1997, among Richey
                  Electronics, Inc., SCL Electronics Ltd., Simmonds
                  Technologies Inc. and Simmonds Capital Limited.  *13* (2.1)

          2.5 Intercompany Debt Repayment Agreement dated June 13, 1997 among Simmonds Capital Limited, SCL Electronics Ltd. and
                  Simmonds Technologies Inc.  *13* (2.2)

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

          4.3     Warrant dated June 13, 1997, to purchase common stock of
                  Richey Electronics, Inc., expiring March 31, 2002. *13*
                  (4.1)

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

          10.4    Employment Agreement between William C. Cacciatore and
                  Brajdas Corporation dated as of April 1, 1993. *1* (10.18)

          10.5 Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995. *8* (10.37)


          10.6    Second Addendum to Employment Agreement (William C.
                  Cacciatore) dated as of May 17, 1995. *10* (10.31)

          10.7    Employment Agreement between Richard N. Berger and Brajdas
                  Corporation dated as of April 1, 1993. *1* (10.20)

          10.8 Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995. *8* (10.39)

          10.9    Employment Agreement between Norbert W. St. John and
                  Brajdas Corporation dated as of April 1, 1993. *1* (10.19)

          10.10 Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995. *8* (10.40)

          10.11   Second Addendum to Employment Agreement (Norbert W. St.
                  John) dated as of May 17, 1995. *10* (10.33)

          10.12   Employment Agreement between Charles W. Mann and Richey
                  Electronics, Inc. dated as of April 1, 1995.  *12* (10.35)

          10.13   Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades
                  Associates, Inc. and Saunders Capital Group, Inc. *3*
                  (10.2)

          10.14   Agreement to Assume and Amend the Service and Management
                  Agreement among Brajdas Corporation, Palisades Associates,
                  Inc. and Saunders Capital Group, Inc. dated as of April 6,
                  1993. *3* (10.3)

          10.15   Modification Agreement among the Company, Palisades
                  Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995. *8* (10.26)

          10.16   Modification Agreement by and between Richey Electronics,
                  Inc. and Palisades Associates, Inc. dated as of February
                  21, 1995. *8* (10.41)

          10.17   1993 Stock Appreciation Rights Plan. *6* (A)

          10.18   Amended and Restated 1992 Stock Option Plan. *14* (A)

          10.19   Form of Incentive Stock Option Agreement. *8* (10.36)

          10.20   Lease between Principal Mutual Life Insurance Company and
                  Richey Electronics, Inc. for lease of premises at 7441
                  Lincoln Way, Garden Grove, California. *8* (10.32)

          10.21   Amendment to Lease dated September 2, 1997, amending the
                  Lease Agreement dated December 2, 1994, between Richey
                  Electronics, Inc., and Principal Mutual Life Insurance
                  Company for leasing premises at 7441 Lincoln Way, Garden
                  Grove, California.  *15* (10.1).

          10.22   Standard Sublease dated September 3, 1997, between Richey
                  Electronics, Inc., and Corning OCA Corporation for sublease of premises at 7441 Lincoln Way, Garden Grove, California.
                  *15* (10.2).

          10.23   Lease between Wychrest Estates Inc. and Simmonds
                  Technologies Inc. (as assignee of Simmonds Communications
                  Ltd.) for lease of premises at 580 Granite Court, Pickering, Ontario. *16* (10.2)


          10.24   Lease Contract No. 002506 dated September 12, 1996, between
                  CIBC Equipment Finance Limited and Simmonds Technologies
                  Inc. *16* (10.3)

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

          10.28   Lease Agreement between Fujita California Partners III and
                  Deanco, Inc., Acacia Division, for premises at 3230 Scott
                  Boulevard, Santa Clara, California.  *17* (10.28)

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

--------------------------

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

          *12* Incorporated by reference to the designated exhibit of the Registration Statement on Form S-2, filed April 26, 1996,
                  Registration No. 333-02983.

          *13* Incorporated by reference to the designated exhibit of the Current Report on Form 8-K for Richey Electronics, Inc.
                  filed June 26, 1997.

          *14* Incorporated by reference to the designated exhibit of the definitive Proxy Statement for the 1997 Annual Meeting of
                  Stockholders filed March 21, 1997.

          *15* Incorporated by reference to the designated exhibit of the Quarterly Report on Form 10-Q for Richey Electronics, Inc.
                  for the period ending September 26, 1997, filed November 7, 1997.

          *16* Incorporated by reference to the designated exhibit of the Quarterly Report on Form 10-Q for Richey Electronics, Inc.
                  for the period ending June 27, 1997, filed August 8, 1997.

          *17* Incorporated by reference to the designated exhibit of the Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 1996, filed March 21, 1997.
