Form 10-Q
period 1998-03-31
RICHEY ELECTRONICS INC
filed 1998-05-15
CIK 320591

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .


Commission File Number: 0-9788


                               RICHEY ELECTRONICS, INC.
                               ------------------------
                (Exact name of registrant as specified in its charter)


              Delaware                                    33-0594451
 -------------------------------               -------------------------------
 (State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                No.)


                  7441 LINCOLN WAY, GARDEN GROVE, CALIFORNIA  92642
                  -------------------------------------------------
                 (Address of Principal Executive Office)  (Zip Code)

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

     As of May 13, 1998, 9,146,113 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                               RICHEY ELECTRONICS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                    APRIL 3,               DECEMBER 31,
                                                                     1998                     1997
                                                               ----------------         -----------------
 ASSETS
 CURRENT ASSETS
   Cash                                                         $     31,000             $     31,000
   Trade receivables                                              34,079,000               32,702,000
   Inventories                                                    54,625,000               49,828,000
   Deferred income taxes                                           3,662,000                3,662,000
   Other current assets                                            1,047,000                  919,000
                                                               ----------------         -----------------
       Total current assets                                     $ 93,444,000             $ 87,142,000
                                                               ----------------         -----------------
 LEASEHOLD IMPROVEMENTS, EQUIPMENT
     FURNITURE AND FIXTURES, net                                $  5,946,000             $  5,715,000
                                                               ----------------         -----------------

 OTHER ASSETS AND INTANGIBLES
   Deferred income taxes                                        $  3,757,000             $  4,200,000
   Deferred debt costs                                             2,154,000                2,237,000
   Other                                                             303,000                  340,000
   Goodwill                                                       50,874,000               51,236,000
                                                               ----------------         -----------------
                                                                $ 57,088,000             $ 58,013,000
                                                               ----------------         -----------------
                                                                $156,478,000             $150,870,000
                                                               ----------------         -----------------
                                                               ----------------         -----------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                         $ 14,819,000             $ 14,278,000
   Accounts payable                                               25,068,000               22,525,000
   Accrued expenses                                                4,651,000                4,028,000
   Accrued restructuring costs                                       248,000                  746,000
                                                               ----------------         -----------------
       Total current liabilities                                $ 44,786,000             $ 41,577,000
                                                               ----------------         -----------------

 LONG-TERM DEBT

   Subordinated notes payable                                   $  1,000,000             $  1,000,000
   Convertible subordinated notes payable                         55,755,000               55,755,000
   Other long-term debt                                           10,949,000               11,099,000
                                                               ----------------         -----------------
                                                                $ 67,704,000             $ 67,854,000
                                                               ----------------         -----------------

 STOCKHOLDERS' EQUITY
   Preferred Stock                                                        --                       --
   Common Stock                                                 $      9,000             $      9,000
   Additional paid-in-capital                                     22,146,000               21,754,000
   Retained earnings                                              22,021,000               19,895,000
   Accumulated other comprehensive income                          (188,000)                 (219,000)
                                                               ----------------         -----------------
     Total stockholders' equity                                 $ 43,988,000             $ 41,439,000
                                                               ----------------         -----------------
                                                                $156,478,000             $150,870,000
                                                               ----------------         -----------------
                                                               ----------------         -----------------

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      QUARTER ENDED
                                              ------------------------------
                                                 APRIL 3,         MARCH 28,
                                                  1998                1997
                                               -------------     ------------
Net Sales:                                    $70,783,000       $56,794,000

Cost of Goods Sold:                            53,164,000        42,265,000
                                              -------------     ------------

Gross Profit:                                 $17,619,000       $14,529,000
                                              -------------     ------------

Operating expenses:
  Selling, warehouse, general, and
    administrative                            $11,951,000       $10,054,000
  Amortization of intangibles                     432,000          369,000
                                              -------------     ------------

                                              $12,383,000       $10,423,000
                                              -------------     ------------

  Operating income                            $ 5,236,000       $ 4,106,000

Interest Expense                                1,617,000         1,261,000
                                              -------------     ------------

  Income before income taxes                  $ 3,619,000       $ 2,845,000

Federal and state income taxes                  1,493,000         1,142,000
                                              -------------     ------------

  Net income                                  $ 2,126,000       $ 1,703,000
                                              -------------     ------------
                                              -------------     ------------

  Earnings per Share

    Basic                                     $    0.23         $   0.19
                                              -------------     ------------
                                              -------------     ------------

    Diluted                                   $    0.21         $   0.18
                                              -------------     ------------
                                              -------------     ------------
  Weighted Average number of
    shares outstanding

    Basic                                       9,112,000         9,063,000
                                              -------------     ------------
                                              -------------     ------------
    Diluted                                    13,188,000        13,010,000
                                              -------------     ------------
                                              -------------     ------------


             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                             QUARTER  ENDED
                                                                      ------------------------------
                                                                      APRIL 3,             MARCH 28,
                                                                        1998                  1997
                                                                      --------             ---------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                          $2,126,000              $1,703,000

 Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                     954,000                 762,000

      Deferred income taxes                                             469,000                 376,000

      Changes in operating assets and liabilities:

           (Increase) in trade receivables                           (1,347,000)             (2,256,000)

           (Increase) in inventories                                 (4,760,000)             (4,234,000)

           (Increase) decrease in other assets                         (128,000)                485,000

           Increase in accounts
              payable and accrued expenses                            3,140,000               4,199,000
                                                                    ------------            ------------
           Net cash provided by operating activities                 $  454,000              $1,035,000
                                                                    ------------            ------------

 CASH FLOWS (USED IN) INVESTING ACTIVITIES

      Purchase of leasehold improvements and equipment                ($691,000)              ($291,000)

      Payment of acquisition and restructuring costs                   (509,000)               (286,000)
                                                                    ------------            ------------
           Net cash (used in) investing activities                  ($1,200,000)              ($577,000)
                                                                    ------------            ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

      Net advances (repayments) on revolving line of credit            $465,000               ($450,000)

      (Payments) on long-term debt                                      (81,000)                 (9,000)

      Proceeds from issuance of common stock                            360,000                      --
                                                                    ------------            ------------
          Net cash provided by (used in) financing activities        $  744,000               ($459,000)
                                                                    ------------            ------------
          Net effect of translation on cash                          $    2,000                     $--
                                                                    ------------            ------------
          Increase (decrease) in cash                                $        0                 ($1,000)


 CASH

      Beginning                                                         $31,000                 $30,000
                                                                    ------------            ------------
      Ending                                                            $31,000                 $29,000
                                                                    ------------            ------------
                                                                    ------------            ------------


             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                     (UNAUDITED)





                                                      QUARTER ENDED
                                           -----------------------------------

                                               APRIL 3,           MARCH 28,
                                                 1998                1997
                                           ---------------     ---------------
 SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION


 Cash Payments For:

    Interest                                 $2,532,000          $2,162,000
                                           ---------------     ---------------
                                           ---------------     ---------------

    Income taxes                             $   23,000          $   46,000
                                           ---------------     ---------------
                                           ---------------     ---------------





             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             QUARTER ENDED APRIL 3, 1998
                                     (UNAUDITED)

                                                       COMMON STOCK
                                           ---------------------------------------
                                                                      ADDITIONAL                     ACCUMULATED
                                PREFERRED     SHARES                   PAID-IN         RETAINED     COMPREHENSIVE
                                  STOCK    OUTSTANDING   PAR VALUE     CAPITAL         EARNINGS        INCOME             TOTAL
                                ---------  -----------   ---------     -----------    -----------   -------------       -----------
Balance, December 31, 1997          --      9,068,000      $9,000      $21,754,000    $19,895,000     ($219,000)        $41,439,000
  Stock Issued for
  Options and other                 --        56,000         --            392,000        --              --                392,000

  Foreign currency
  translation adjustment            --          --           --             --            --             31,000              31,000

Net income                          --          --           --             --          2,126,000         --              2,126,000
                                ---------  -----------   ---------     -----------    -----------   -------------       -----------

Balance, April 3, 1998              --      9,124,000      $9,000      $22,146,000    $22,021,000     ($188,000)        $43,988,000
                                ---------  -----------   ---------     -----------    -----------   -------------       -----------
                                ---------  -----------   ---------     -----------    -----------   -------------       -----------

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RICHEY ELECTRONICS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Richey Electronics, Inc. (the Company or Richey Electronics) is a specialty distributor of electronic components and a provider of related value-added assembly services. The Company distributes a broad line of connectors, switches, wires, cables and heat shrinkable tubing, and other interconnect, electromechanical and passive electronic components used in assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. The value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended April 3, 1998 and March 28,1997 are not necessarily indicative of the results which will be reported for the entire year. For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

     RECENT PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company does not expect SFAS No. 131 to have a significant impact on its Consolidated Financial Statements and related disclosures.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, INTERNAL USE SOFTWARE, which provides guidelines for accounting for costs of computer software developed or obtained for internal uses. This SOP is effective for financial statements for years beginning after December 15, 1998. Management has not yet completed its analysis of the impact of this new SOP.

                         RICHEY ELECTRONICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (UNAUDITED)


     In April 1998, the AICPA issued SOP 98-5, REPORTING ON COSTS OF START-UP ACTIVITIES, which provides guidance on accounting for start-up costs. The Company will be required to adopt this SOP for its year ending December 31, 1999. Management does not believe the adoption of this SOP will have a material impact on any financial results.

     EARNINGS PER SHARE

     The Company adopted SFAS No. 128, EARNINGS PER SHARE, and restated all prior period earnings per share data. Adoption of this standard did not result in any changes to previously reported earnings per share. Statement No. 128 requires disclosure of basic earnings per share, instead of primary earnings per share, on the face of the income statement. In addition, for those entities with complex capital structures, it requires disclosure of both basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of the computation of basic and diluted earnings per share to be disclosed.

     The following is information about the computation of earnings per share data for the quarters ended April 3, 1998 and March 28, 1997:



                                                 April 3, 1998                              March 28,1997
                                  -----------------------------------------     --------------------------------------
                                                    Shares          Net                         Shares          Net
                                      Income       (Denomi-        Income         Income       (Denomi-       Income
                                   (Numerator)      nator)        Per Share     (Numerator)      nator)      Per Share

----------------------------------------------------------------------------------------------------------------------
Basic earnings per share           $2,126,000      9,112,000       $0.23        $1,703,000      9,063,000      $0.19
Effect of dilutive securities:
  Convertible, 7% subordinated
  notes payable                       612,000      3,947,000                       596,000      3,947,000
  Common stock options                   -           129,000                          -             -
                                   -------------------------                    -------------------------
Diluted earnings per share         $2,738,000     13,188,000       $0.21        $2,299,000     13,010,000      $0.18
                                   -------------------------                    -------------------------
                                   -------------------------                    -------------------------



     Options to purchase 173,000 shares of common stock and a warrant to purchase 197,044 shares of common stock were outstanding at April 3, 1998 and were not included in the calculation of diluted earnings per share because the option and warrant exercise price were greater than the average market price of the common stock and, therefore, are antidilutive.

     INCOME TAXES

     Income tax expense in these interim financial statements is recorded based upon the Company's expected annual effective income tax rate.

     COMPREHENSIVE INCOME

     In June 1997, the FASB adopted SFAS No. 130, REPORTING ON COMPREHENSIVE INCOME, which establishes standards for reporting and disclosure of comprehensive income and its

                         RICHEY ELECTRONICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               (UNAUDITED)

components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the quarters ended April 3, 1998 and March 28, 1997, comprehensive income was $2,146,000 and $1,703,000, respectively. The Company's accumulated other comprehensive income consists, at this time, solely of cumulative foreign currency translation adjustments related to the Company's Canadian subsidiary which was acquired on June 13, 1997.

NOTE 2.   BUSINESS COMBINATIONS

STI ACQUISITION

     DESCRIPTION OF ACQUISITION

     On June 13, 1997, the Company completed the purchase (the STI Acquisition) of all of the issued and outstanding common stock of Simmonds Technologies Inc. (STI), an indirect wholly owned subsidiary of Simmonds Capital Limited (Simmonds). STI was a distributor of interconnect, electromechanical and passive electronic components, headquartered in Toronto, Ontario, with additional branch locations in the Montreal, Ottawa, Winnipeg, Saskatoon, Calgary, Edmonton and Vancouver regions.

     The STI Acquisition was accounted for as a purchase business combination with the operations of STI included subsequent to the date of acquisition. The final allocation of the purchase price is expected to be completed upon resolution of certain material lease obligations which Simmonds is required to settle and obtain releases for.

     In July 1997, the Company changed the name of STI to Richey Electronics Limited.

     PRO FORMA FINANCIAL INFORMATION

     The following pro forma results of continuing operations assume that the STI Acquisition (which occurred on June 13, 1997) had occurred on January 1, 1997, after giving effect to certain adjustments including amortization of acquired goodwill, interest expense and related tax effects. The pro forma results do not reflect any cost savings directly attributable to the acquisition.


                                   Quarter Ended
                                   March 28, 1997
                                   --------------
     Net sales (000)                $ 63,252,000
     Net income (000)               $    468,000
     Earnings per share
          Basic                     $        .05
          Diluted                   $        .05



     This pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the STI Acquisition actually taken place at January 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               SUMMARY OF SELECTED DATA
                                     (UNAUDITED)

     The following tables set forth certain items in the statements of operations as a percent of net sales for periods shown and additional items of a statistical nature.


                                                                           QUARTER ENDED
                                                                        APRIL 3,    MARCH 28,
                                                                         1998        1997
                                                                       ----------  ---------
               Statements of Operations Data:
               -----------------------------
               Net Sales. . . . . . . . . . . . . . . . . . . . . . .      100.0%    100.0%
               Cost of Goods Sold . . . . . . . . . . . . . . . . . .       75.1      74.4
                                                                      ----------  ---------
                    Gross Profit. . . . . . . . . . . . . . . . . . .       24.9      25.6
                                                                      ----------  ---------
               Selling, warehouse, general & administrative . . . . .       16.9      17.7
               Amortization of intangibles. . . . . . . . . . . . . .        0.6       0.7
                                                                      ----------  ---------
                    Operating Income. . . . . . . . . . . . . . . . .        7.4       7.2
               Interest Expense . . . . . . . . . . . . . . . . . . .        2.3       2.2
                                                                      ----------  ---------
                    Income before income taxes. . . . . . . . . . . .        5.1       5.0
               Federal and state income taxes . . . . . . . . . . . .        2.1       2.0
                                                                      ----------  ---------

                    Net Income. . . . . . . . . . . . . . . . . . . .        3.0%      3.0%
                                                                      ----------  ---------
                                                                      ----------  ---------



                                                        APRIL 3,          DEC. 31,       SEPT. 26,         JUNE 27,       MARCH 28,
                                                          1998              1997            1997            1997            1997
                                                      -----------      ------------     -----------      ----------     -----------
Balance Sheet and Other  Data:
------------------------------
Total assets (000)                                      $156,478         $150,870         $148,602        $144,699        $129,946
Working capital (000)                                   $ 48,658         $ 45,565         $ 53,605        $ 51,418        $ 45,555
Ratio of current assets to current liabilities               2.1              2.1              2.6             2.7             2.6
Short-term debt (000)                                   $ 14,819         $ 14,278         $  4,459        $  3,201        $  3,553
Subordinated long-term notes payable (000)              $  1,000         $  1,000         $  2,000        $  2,000        $  2,000
Convertible subordinated notes payable (000)            $ 55,755         $ 55,755         $ 55,755        $ 55,755        $ 55,755
Other long-term debt (000)                              $ 10,949         $ 11,099         $ 18,049        $ 18,157        $  7,450
Inventory turnover                                          3.9x             4.2x             4.0x            4.0x            4.2x
Days sales outstanding in accounts receivable               43.8             44.5             47.5            44.3            45.0
Customer order backlog (U.S. only) (000)                $ 63,600         $ 63,000         $ 58,600        $ 57,200        $ 57,900
Stockholders' equity (000)                              $ 43,988         $ 41,439         $ 39,553        $ 37,983        $ 35,656


RESULTS OF OPERATIONS

     Net income for the first quarter of 1998 was $2,126,000 ($0.21 per share, diluted) compared with net income of $1,703,000 ($0.18 per share, diluted) for the first quarter of 1997. This increase of $423,000 represented a 24.8% increase in net income.

     The results of operations for the first quarter of 1998 give effect to the Company's completion of the purchase (the "STI Acquisition") of all of the issued and outstanding common stock of Simmonds Technologies Inc. ("STI"), an indirect wholly owned subsidiary of Simmonds Capital Limited, on June 13, 1997.

     Net sales for the first quarter of 1998 rose to $70,783,000 from $56,794,000 for the same period in 1997, an increase of 24.6%. Net sales for the first quarter of 1998 included $5,833,000 of STI sales. The balance of the increase in net sales was due primarily to internal growth as a result of the continuing recovery in the electronics distribution industry. United States sales for the first quarter of 1998 increased by 14.4% over the first quarter of 1997 and increased by 3.2% over the fourth quarter of 1997. However, Canadian sales declined by 3.8% from the fourth quarter of 1997.

     Net sales of electronic components increased to $46,798,000 in the first quarter of 1998 from $39,028,000 in the first quarter of 1997, an increase of 20%. This increase in component sales is primarily the result of the acquisition of STI which sells mostly electronic components. Net sales of value-added assembly services increased to $23,985,000 for the first quarter of 1998 from $17,766,000 for the same period of 1997, an increase of 35%. This increase for value-added assembly services is primarily the result of the continuing trend by OEM's to outsource assembly operations. Value-added sales were 33.9% of the Company's net sales for the first quarter of 1998, compared with 31.3% of net sales for the first quarter of 1997 and 32.3% of net sales for the fourth quarter of 1997.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. The Company's order backlog at April 3, 1998 was $71,900,000, up from $70,600,000 at December 31, 1997. United States backlog rose to $63,600,000 from 57,900,000 at the end of the first quarter of 1997, an increase of 9.8%. Canadian backlog was $8,300,000 at the end of the first quarter of 1998, up $700,000 from December 31, 1997.

     Gross profit was $17,619,000 for the first quarter of 1998 compared to $14,529,000 for the first quarter of 1997, an increase of 21.3%. Gross profit margin for the first three months of 1998 was 24.9% compared to gross profit margin of 25.6% for the first quarter of 1997. The decrease in margins to more normal levels for the first quarter of 1998 was primarily because of customer orders returning to more normal patterns compared to the high turns, high margin business experienced in the first quarter of 1997. The more normal ordering patterns are the result of ongoing recovery in the electronics distribution industry.

     Operating expenses for the first quarter of 1998 were $12,383,000 (17.5% of net sales) compared to $10,423,000 (18.4% of net sales) for the first quarter of 1997. As a percentage of net sales, operating expenses decreased 0.9%. This was the result of improved operating leverage despite the addition of the Canadian operation which historically had higher expenses as a percentage of sales compared to the United States operation.

     Interest expense for the first quarter of 1998 was $1,617,000 as compared with $1,261,000 for the first quarter of 1997. The increase in interest expense was primarily due to an increase in borrowings as a result of the STI Acquisition.

     Federal and state income tax expense increased to $1,493,000 (41% effective rate) for the quarter ended April 3, 1998 from $1,142,000 (40% effective rate) for the corresponding period of 1997.

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

     As of April 3, 1998, the Company had outstanding borrowings under the Revolving Line of Credit of approximately $24.0 million and additional borrowing capacity of approximately $21.0 million. Outstanding borrowings at March 28, 1997 and December 31, 1997 were $10.0 million and $23.6 million, respectively. The increase in outstanding borrowings at the end of the first quarter of 1998 over the end of the first quarter of 1997 was due primarily to the Company's use of the line of credit to fund the purchase of STI on June 13, 1997.

     The Company believes that available borrowings under the Revolving Line of Credit and cash generated by operations will be adequate to meet its anticipated funding commitments for the remainder of 1998.

     Working capital was $48,658,000 on April 3, 1998 as compared to $45,565,000 on December 31, 1997, and $45,555,000 on March 28, 1997. During
the first quarter of 1998, the Company generated $6,190,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $4,868,000 for the corresponding period of 1997, an increase of 27.2%.

     Operating activities for the first quarter of 1998 provided net cash of $454,000 as compared to net cash of $1,035,000 provided by operating activities for the same period of 1997. During the first quarter of 1998, the Company used $1,200,000 in investing activities, including $691,000 for capital expenditures relating to normal investments in leasehold improvements, software, furniture, fixtures and equipment, and $509,000 for payment of restructuring costs accrued in connection with the acquisition of STI. This use of cash was primarily financed by borrowings under the Company's Revolving Line of Credit.

     For the quarter ended April 3,1998, inventory turnover was 3.9x compared to 4.2x for the quarter ended March 28, 1997 and 4.2x for the quarter ended December 31, 1997. The decrease in the inventory turnover for the first quarter of 1998 as compared to the same period of 1997 reflected inventory investments in certain strategic product lines as a result of opportunities presented to the Company by national franchising from major suppliers. In addition, the Company experienced significant growth in its military connector business in 1997 and the first quarter of 1998 which normally requires investment in inventory with lower turnover than other connector lines.

     Days sales outstanding in accounts receivable were 43.8 days at April 3, 1998 compared to 45.0 days at March 28, 1997 and 44.5 days at December 31, 1997. The decrease at April 3, 1998 over March 28, 1997 is the result of improved collection effort.

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

                              PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is subject to legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the result of these legal proceedings will not have a material adverse effect on the Company's financial statements.

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

          10.1 Second Amendment to Loan Agreement by and among Richey Electronics, Inc. and Wells Fargo Bank, National Association, successor-by-merger to First Interstate Bank of California, as agent and as a bank, amending the Loan Agreement dated as of December 20, 1995, among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as agent.

          27.1  Financial Data Schedule.

          (b)   Reports on Form 8-K.

                    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    RICHEY ELECTRONICS, INC.
                                                         (Registrant)

                                                    By /s/ RICHARD N. BERGER
                                                       ------------------------
                                                       Richard N. Berger
                                                       Vice President,
                                                       Chief Financial Officer
                                                       and Secretary



May 14, 1998

                                    EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------

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

     10.1 Second Amendment to Loan Agreement by and among Richey Electronics, Inc. and Wells Fargo Bank, National Association, successor-by-merger to First Interstate Bank of California, as agent and as a bank, amending the Loan Agreement dated as of December 20, 1995, among Richey Electronics, Inc., the banks named therein and First Interstate Bank of California, as agent.

     27.1       Financial Data Schedule.