Form 10-Q
period 1998-07-03
RICHEY ELECTRONICS INC
filed 1998-08-14
CIK 320591

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549




/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.


Commission File Number: 0-9788


                             RICHEY ELECTRONICS, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           Delaware                                    33-0594451
-----------------------------              ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

               7441 Lincoln Way, Garden Grove, California  92842-3120
              ---------------------------------------------------------
                 (Address of Principal Executive Office)   (Zip Code)

                                    (714) 898-8288
                    --------------------------------------------
                (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      ----         ---

     As of August 12, 1998, 9,146,113 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                              RICHEY ELECTRONICS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                   JULY 3,         DECEMBER 31,
                                                    1998              1997
                                                ------------      -------------
ASSETS
CURRENT ASSETS
  Cash                                          $     23,000      $     31,000
  Trade receivables                               29,742,000        32,702,000
  Inventories                                     54,512,000        49,828,000
  Deferred income taxes                            3,662,000         3,662,000
  Other current assets                             1,149,000           919,000
                                                ------------      ------------
    Total current assets                        $ 89,088,000      $ 87,142,000
                                                ------------      ------------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
 FURNITURE AND FIXTURES, net                    $  6,156,000      $  5,715,000
                                                ------------      ------------
OTHER ASSETS AND INTANGIBLES
  Deferred income taxes                         $  3,206,000      $  4,200,000
  Deferred debt costs                              2,071,000         2,237,000
  Other                                              266,000           340,000
  Goodwill                                        50,701,000        51,236,000
                                                ------------      ------------
                                                $ 56,244,000      $ 58,013,000
                                                ------------      ------------
                                                $151,488,000      $150,870,000
                                                ------------      ------------
                                                ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt          $ 14,208,000      $ 14,278,000
  Accounts payable                                19,525,000        22,525,000
  Accrued expenses                                 4,523,000         4,028,000
  Accrued restructuring costs                        898,000           746,000
                                                ------------      ------------
    Total current liabilities                   $ 39,154,000      $ 41,577,000
                                                ------------      ------------
LONG-TERM DEBT
  Subordinated notes payable                    $  1,000,000      $  1,000,000
  Convertible subordinated notes payable          55,755,000        55,755,000
  Other long-term debt                            10,868,000        11,099,000
                                                ------------      ------------
                                                $ 67,623,000      $ 67,854,000
                                                ------------      ------------
STOCKHOLDERS' EQUITY
  Preferred Stock                                         --                --
  Common Stock                                  $      9,000      $      9,000
  Additional paid-in-capital                      22,291,000        21,754,000
  Retained earnings                               22,802,000        19,895,000
  Accumulated other comprehensive income            (391,000)         (219,000)
                                                ------------      ------------
    Total stockholders' equity                  $ 44,711,000      $ 41,439,000
                                                ------------      ------------
                                                $151,488,000      $150,870,000
                                                ------------      ------------
                                                ------------      -------------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                 QUARTER ENDED                  SIX MONTHS ENDED
                                         -------------------------      ----------------------------
                                            JULY 3,     JUNE 27,          JULY 3,          JUNE 27,
                                             1998         1997             1998             1997
                                         -----------   -----------      ------------    ------------
Net Sales:                               $62,328,000   $59,346,000      $133,111,000    $116,140,000

Cost of Goods Sold:                       46,860,000    44,684,000       100,024,000      86,949,000
                                         -----------   -----------      ------------    ------------
Gross Profit:                            $15,468,000   $14,662,000      $ 33,087,000    $ 29,191,000
                                         -----------   -----------      ------------    ------------
Operating expenses:
  Selling, warehouse, general, and
   administrative                        $11,080,000   $10,021,000      $ 23,031,000    $ 20,075,000

  Amortization of intangibles                452,000       380,000           884,000         749,000

  Restructuring costs                      1,000,000            --         1,000,000              --
                                         -----------   -----------      ------------    ------------
                                         $12,532,000   $10,401,000      $ 24,915,000    $ 20,824,000
                                         -----------   -----------      ------------    ------------
  Operating income                       $ 2,936,000   $ 4,261,000      $  8,172,000    $  8,367,000

Interest Expense                           1,610,000     1,455,000         3,227,000       2,716,000
                                         -----------   -----------     -------------   -------------
  Income before income taxes             $ 1,326,000   $ 2,806,000      $  4,945,000    $  5,651,000

Federal and state income taxes               545,000     1,128,000         2,038,000       2,270,000
                                         -----------   -----------      ------------    ------------
  Net income                             $   781,000   $ 1,678,000      $  2,907,000    $  3,381,000
                                         -----------   -----------      ------------    ------------
                                         -----------   -----------      ------------    ------------
  Earnings per Share

    Basic                                $      0.09   $      0.19      $       0.32    $       0.37
                                         -----------   -----------      ------------    ------------
                                         -----------   -----------      ------------    ------------

    Diluted                              $      0.09   $      0.18      $       0.31    $       0.35
                                         -----------   -----------      ------------    ------------
                                         -----------   -----------      ------------    ------------
Weighted Average number of
  shares outstanding

    Basic                                  9,138,000     9,063,000         9,125,000       9,063,000
                                         -----------   -----------      ------------    ------------
                                         -----------   -----------      ------------    ------------

    Diluted                               13,194,000    13,010,000        13,185,000      13,010,000
                                         -----------   -----------      ------------    ------------
                                         -----------   -----------      ------------    ------------

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                               ---------------------------------
                                                                 JULY 3,            JUNE 27,
                                                                  1998                1997
                                                               ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  2,907,000        $  3,381,000
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                               1,967,000           1,584,000
      Deferred income taxes                                         933,000             761,000
      Changes in operating assets and liabilities:
             (Increase) decrease in trade receivables             2,894,000          (1,134,000)
             (Increase) in inventories                           (4,769,000)         (6,351,000)
             (Increase) decrease in other assets                   (235,000)            137,000
             Increase (decrease) in accounts
              payable and accrued expenses                       (2,433,000)            824,000
             Increase in accrued restructuring costs                796,000                  --
                                                               ------------        ------------
             Net cash provided by (used in)
              operating activities                             $  2,060,000        $   (798,000)
                                                               ------------        ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
      Purchase of leasehold improvements and equipment         $ (1,384,000)       $   (706,000)
      Payment of acquisition and restructuring costs               (893,000)         (7,290,000)
                                                               ------------        ------------
             Net cash (used in) investing activities           $ (2,277,000)       $ (7,996,000)
                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net advances (repayments) on revolving line of credit    $   (138,000)       $ (1,085,000)
      Borrowing (payments) on long-term debt                       (150,000)          9,944,000
      Transaction costs associated with refinancing
        activities                                                       --             (38,000)
      Proceeds from issuance of common stock                        505,000                  --
                                                               ------------        ------------
             Net cash provided by financing activities         $    217,000        $  8,821,000
                                                               ------------        ------------
             Net effect of translation on cash                 $     (8,000)       $    (28,000)
                                                               ------------        ------------
             (Decrease) in cash                                $     (8,000)       $     (1,000)
CASH
      Beginning                                                $     31,000        $     30,000
                                                               ------------        ------------
      Ending                                                   $     23,000        $     29,000
                                                               ------------        ------------
                                                               ------------        ------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                    (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                               ---------------------------------
                                                                 JULY 3,             JUNE 27,
                                                                  1998                 1997
                                                               ------------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash Payments For:
      Interest                                                   $3,022,000          $ 2,473,000
                                                               ------------          -----------
                                                               ------------          -----------
      Income taxes                                               $  722,000          $   913,000
                                                               ------------          -----------
                                                               ------------          -----------

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
Acquisition of Simmonds Technology:

      Working capital acquired                                                      $ 1,163,000
      Fair market value of equipment acquired                                         1,384,000
      Deferred income taxes                                                           2,920,000
      Goodwill                                                                        5,547,000
      Restructuring and transaction costs                                            (2,422,000)
      Other liabilities assumed                                                      (1,047,000)
      Common stock warrants issued                                                     (730,000)
                                                                                    ------------
      Purchase price and related transaction costs                                  $ 6,815,000
                                                                                    ------------
                                                                                    ------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           SIX MONTHS ENDED JULY 3, 1998
                                    (UNAUDITED)

                                                      COMMON STOCK
                                           --------------------------------------
                                                                       ADDITIONAL                ACCUMULATED
                               PREFERRED     SHARES                     PAID-IN      RETAINED   COMPREHENSIVE
                                 STOCK     OUTSTANDING    PAR VALUE     CAPITAL      EARNINGS       INCOME           TOTAL
                               --------    -----------    ---------   -----------   ----------- -------------    -----------
Balance, December 31, 1997        --        9,068,000       $9,000    $21,754,000   $19,895,000   $(219,000)     $41,439,000

   Stock issued for options
    and other                     --           78,000          --         537,000           --           --          537,000

   Foreign currency
    translation adjustment        --              --           --            --             --     (172,000)        (172,000)

   Net income                     --              --           --            --       2,907,000          --        2,907,000
                                 -----      ---------       ------    -----------   -----------   -----------    -----------
Balance, July 3, 1998             --        9,146,000       $9,000    $22,291,000   $22,802,000   $(391,000)     $44,711,000
                                 -----      ---------       ------    -----------   -----------   -----------    -----------
                                 -----      ---------       ------    -----------   -----------   -----------    -----------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RICHEY ELECTRONICS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Richey Electronics, Inc. (the Company or Richey Electronics) is a specialty distributor of electronic components and a provider of related value-added assembly services. The Company distributes a broad line of connectors, switches, wires, cables, heat shrinkable tubing, and other interconnect, electromechanical and passive electronic components used in assembly and manufacturing of electronic equipment. Richey Electronics also provides a wide variety of value-added assembly services. The value-added assembly services consist of (i) component assembly, which is the assembly of components to manufacturer specifications and (ii) contract assembly, which is the assembly of cable assemblies, battery packs and mechanical assemblies to customer specifications. The Company's customers are primarily small- and medium-sized original equipment manufacturers.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended July 3, 1998 and June 27,1997 are not necessarily indicative of the results which will be reported for the entire year. For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, INTERNAL USE SOFTWARE, which provides guidelines for accounting for costs of computer software developed or obtained for internal uses. This SOP is effective for financial statements for years beginning after December 15, 1999. The Company

                              RICHEY ELECTRONICS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    (UNAUDITED)

does not expect SOP 98-1 to have a significant impact on its Consolidated Financial Statements and related disclosures.

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

     The following is information about the computation of earnings per share data for the quarters and six month periods ended July 3, 1998 and June 27, 1997:

                                                                         Quarter Ended
                                      ---------------------------------------------------------------------------------
                                                    July 3, 1998                              June 27, 1997
                                      ---------------------------------------   ---------------------------------------
                                                                       Net                                       Net
                                         Income        Shares        Income       Income          Shares       Income
                                       (Numerator) (Denominator)    Per Share   (Numerator)   (Denominator)   Per Share
                                      ------------ -------------    ---------   -----------   -------------   ----------
Basic earnings per share              $  781,000     9,138,000        $0.09     $1,678,000      9,063,000        $0.19

Effect of dilutive securities:
  Convertible, 7% subordinated
   notes payable                         612,000     3,947,000                     622,000      3,947,000
  Common stock options                         -       109,000                          --             --
                                      ----------   -----------        -----     ----------     ----------
Diluted earnings per share            $1,393,000    13,194,000        $0.09*    $2,300,000     13,010,000        $0.18
                                      ----------   -----------        -----     ----------     ----------
                                      ----------   -----------        -----     ----------     ----------

____________________

     * The effect of dilutive securities was not included for the quarter ended July 3, 1998, because the impact would have been anti-dilutive.

                              RICHEY ELECTRONICS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                    (UNAUDITED)

                                                                       Six Months Ended
                                      ---------------------------------------------------------------------------------
                                                    July 3, 1998                              June 27, 1997
                                      ---------------------------------------   ---------------------------------------
                                                                       Net                                       Net
                                         Income        Shares        Income       Income          Shares       Income
                                       (Numerator) (Denominator)    Per Share   (Numerator)   (Denominator)   Per Share
                                      ------------ -------------    ---------   -----------   -------------   ----------
Basic earnings per share               $2,907,000     9,125,000       $0.32     $3,381,000      9,063,000        $0.37

Effect of dilutive securities:
  Convertible, 7% subordinated
   notes payable                        1,224,000     3,947,000                  1,218,000      3,947,000
  Common stock options                         --       113,000                         --             --
                                      -----------    ----------       -----     ----------     ----------
Diluted earnings per share             $4,131,000    13,185,000       $0.31     $4,599,000     13,010,000        $0.35
                                      -----------    ----------       -----     ----------     ----------
                                      -----------    ----------       -----     ----------     ----------

     Options to purchase 373,200 shares of common stock and a warrant to purchase 197,044 shares of common stock were outstanding at July 3, 1998 and were not included in the calculation of diluted earnings per share because the option and warrant exercise price were greater than the average market price of the common stock and, therefore, are antidilutive.

     INCOME TAXES

     Income tax expense in these interim financial statements is recorded based upon the Company's expected annual effective income tax rate.

     COMPREHENSIVE INCOME

     In June 1997, the FASB adopted SFAS No. 130, REPORTING ON COMPREHENSIVE INCOME, which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the quarters ended July 3, 1998 and June 27, 1997, comprehensive income was $660,000 and $1,632,000, respectively, and for the six month periods ended July 3, 1998 and June 27, 1997, comprehensive income was $2,806,000 and $3,335,000, respectively. The Company's accumulated other comprehensive income consists, at this time, solely of cumulative foreign currency translation adjustments related to the Company's Canadian subsidiary which was acquired on June 13, 1997.

NOTE 2.   BUSINESS COMBINATIONS

STI ACQUISITION

     DESCRIPTION OF ACQUISITION

     On June 13, 1997, the Company completed the purchase (the STI Acquisition) of all of the issued and outstanding common stock of Simmonds Technologies Inc. (STI), an indirect wholly owned subsidiary of Simmonds Capital Limited (Simmonds). STI was a distributor of interconnect, electromechanical and passive electronic components, headquartered in Toronto, Ontario, with additional branch locations in the Montreal, Ottawa, Winnipeg, Saskatoon,

                              RICHEY ELECTRONICS, INC.
       NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                    (UNAUDITED)

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

                                       Quarter Ended      Six Months Ended
                                       June 27, 1997       June 27, 1997
                                       -------------      ----------------
Net sales (000)                            $63,201            $126,453
Net income (000)                           $   479            $    947
Earnings per share
    Basic                                  $  0.05            $   0.10
    Diluted                                $  0.05            $   0.10


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

                                                      QUARTER ENDED               SIX MONTHS ENDED
                                                  JULY 3,       JUNE 27,       JUNE 27,       JUNE 27,
                                                   1998           1997           1998           1997
                                                  ------         ------         ------         ------
STATEMENTS OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . . .    100.0%         100.0%         100.0%         100.0%
Cost of Goods Sold. . . . . . . . . . . . . . .     75.2           75.3           75.1           74.9
                                                  ------         ------         ------         ------
     Gross Profit . . . . . . . . . . . . . . .     24.8           24.7           24.9           25.1
                                                  ------         ------         ------         ------
Selling, warehouse, general & administrative. .     17.8           16.9           17.3           17.3
Amortization of intangibles . . . . . . . . . .      0.7            0.6            0.7            0.6
Restructuring costs . . . . . . . . . . . . . .      1.6              -            0.8              -
                                                  ------         ------         ------         ------
     Operating Income . . . . . . . . . . . . .      4.7            7.2            6.1            7.2
Interest Expense. . . . . . . . . . . . . . . .      2.6            2.5            2.4            2.3
                                                  ------         ------         ------         ------
     Income before income taxes . . . . . . . .      2.1            4.7            3.7            4.9
Federal and state income taxes. . . . . . . . .      0.8            1.9            1.5            2.0
                                                  ------         ------         ------         ------

     Net Income . . . . . . . . . . . . . . . .      1.3%           2.8%           2.2%           2.9%
                                                  ------         ------         ------         ------
                                                  ------         ------         ------         ------

                                                         JULY 3,       APRIL 3,     DEC. 31,      SEPT. 26,       JUNE 27,
                                                          1998          1998          1997          1997            1997
                                                        --------      ---------     --------     ----------     ----------
BALANCE SHEET AND OTHER  DATA:
Total assets (000)                                      $151,488      $156,478      $150,870      $148,602      $144,699
Working capital (000)                                   $ 49,934      $ 48,658      $ 45,565      $ 53,605      $ 51,418
Ratio of current assets to current liabilities               2.3           2.1           2.1           2.6           2.7
Short-term debt (000)                                   $ 14,208      $ 14,819      $ 14,278      $  4,459      $  3,201
Subordinated long-term notes payable (000)              $  1,000      $  1,000      $  1,000      $  2,000      $  2,000
Convertible subordinated notes payable (000)            $ 55,755      $ 55,755      $ 55,755      $ 55,755      $ 55,755
Other long-term debt (000)                              $ 10,868      $ 10,949      $ 11,099      $ 18,049      $ 18,157
Inventory turnover                                           3.4x          3.9x          4.2x          4.0x          4.0x
Days sales outstanding in accounts receivable               43.4          43.8          44.5          47.5          44.3
Customer order backlog (U.S. only) (000)                $ 57,000      $ 63,600      $ 63,000      $ 58,600      $ 57,200
Stockholders' equity (000)                              $ 44,711      $ 43,988      $ 41,439      $ 39,553      $ 37,983

                                       11

RESULTS OF OPERATIONS

     Net income for the second quarter of 1998 was $781,000 ($0.09 per share, diluted) compared with net income of $1,678,000 ($0.18 per share, diluted) for the second quarter of 1997. Net income for the six months ended July 3, 1998, was $2,907,000 ($0.31 per share, diluted) compared with $3,381,000
($0.35 per share, diluted) for the same period in 1997, a decrease of 14.0%.

     The Company's net income figures reflect a $1,000,000 pretax restructuring charge incurred in the second quarter of 1998 relating to a major reduction of the Company's selling, general, administrative and value-added functions. The restructuring charge consists of $550,000 for severance and separations costs, $350,000 for lease termination costs as a result of facility consolidation and $100,000 of other costs. It is expected that these costs will all be paid within the next twelve months. The Company undertook this reduction in response to extensive weakness in the broad electronics market served by the Company's customers, including the increasingly negative impact of the slowdown in Asia. The Company's objective in implementing these reductions is to reduce annualized selling, general, administrative and value-added expenses by approximately $12,000,000.
Without giving effect to the restructuring charge, diluted earnings per share for the quarter and six months ended July 3, 1998 would have been $0.15 and $0.36, respectively.

     Net sales for the second quarter of 1998 rose to $62,328,000 from $59,346,000 for the same period in 1997, an increase of 5.0%. Net sales for the first six months of 1998 were $133,111,000 compared to net sales of $116,140,000 for the same period in 1997, an increase of 14.6%. Net sales for the second quarter of 1998 and the six months ended July 3, 1998, included $5,079,000 and $10,912,000, respectively, of STI sales compared to $894,000 of post-acquisition Canadian sales in the second quarter of 1997. The increase in net sales due to the STI Acquisition was more than offset during the second quarter by decreased United States sales reflecting the weakness of the electronics market. United States sales for the second quarter of 1998 decreased by 2.1% from the second quarter of 1997. Additionally, total sales for the second quarter of 1998 decreased by 11.9% from those for the first quarter of 1998.

     Net sales of electronic components decreased to $40,149,000 in the second quarter of 1998 from $40,514,000 in the second quarter of 1997, a decrease of 0.9%. Net sales of electronic components for the first six months of 1998 increased to $86,947,000 from $79,542,000 for the same period in 1997, an increase of 9.3%. This increase in component sales is primarily the result of the acquisition of STI, which sells mostly electronic components.

     Net sales of value-added assembly services increased to $22,179,000 for the second quarter of 1998 from $18,832,000 for the same period of 1997, an increase of 17.8%. Net sales of value-added assembly services for the first six months of 1998 increased to $46,164,000 from $36,598,000 for the same period in 1997, an increase of 26.1%. Value-added sales were 35.6% of the Company's net sales for the second quarter of 1998, compared with 31.7% of net sales for the second quarter of 1997 and 33.9% of net sales for the first quarter of 1998. Value-added sales were 34.7% of the Company's net sales for the first six months of 1998, compared with 31.5% of net sales for the same period of 1997. This increase of value-added assembly revenues is primarily the result of the continuing trend by OEM's to outsource assembly operations.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. The Company's order backlog at July 3, 1998 was $63,600,000 as compared with $71,900,000 at April 3, 1998 and $70,600,000 at December 31, 1997. United States backlog fell to $57,000,000 from $63,600,000 at the end of the first quarter of 1998, a decrease of 10.4%. Canadian backlog was $6,600,000 at the end of the second quarter of 1998 as compared with $8,300,000 at April 3, 1998 and $7,600,000 at December 31, 1997.

     Gross profit was $15,468,000 for the second quarter of 1998 compared to $14,662,000 for the second quarter of 1997, an increase of 5.5%, and was $33,087,000 for the first six months of 1998 compared to $29,191,000 for the same period of 1997, an increase of 13.3%. Gross profit margin for the second quarter of 1998 was 24.8% compared to gross profit margin of 24.7% for the second quarter of 1997 and was 24.9% for the six months ending July 3, 1998 compared to 25.1% for the same period in the prior year. The weakness in the broad electronics market served by the Company's customers caused the gross profit margins to decline moderately for both component sales and value-added assembly services. However, the Company was able to keep the overall gross profit margin essentially flat because of the increase of the higher margin value-added assembly services as a percentage of sales.

     The Company's selling, warehouse, general and administrative expenses for the second quarter of 1998 were $11,080,000 compared to $10,021,000 for the second quarter of 1997, an increase of 10.6% on a sales increase of 5.0%.
 These expenses decreased by $871,000 (or 7.3%) from the $11,951,000 costs of the first quarter of 1998. For the first half of 1998, selling, warehouse, general and administrative expenses were $23,031,000, a 14.7% increase over the $20,075,000 of such expenses in the first six months of 1997. Sales revenues for the same period were up 14.6%. This increase is entirely due to the acquisition of STI in Canada in mid-June 1997. Operating expenses in the United States are virtually flat year-to-year, while United States revenues for the six months were up 6.0%. As explained previously, in light of the weakness in electronic business and bookings in the second quarter of 1998, and in anticipation that such weakness will continue, the Company has endeavored to cut operating expenses by approximately $12.0 million on an annualized basis, approximately $9.6 million of which is anticipated to be selling, warehouse, general and administrative expenses.

     Interest expense and amortization for the second quarter of 1998 were $1,610,000 and $452,000, respectively, as compared with $1,455,000 and $380,000 for the second quarter of 1997. The increases in interest expense and amortization were primarily due to increases in borrowings and goodwill as a result of the STI Acquisition.

     Federal and state income tax expense decreased to $545,000 (41% effective rate) for the quarter ended July 3, 1998 from $1,128,000 (40% effective rate) for the corresponding period of 1997.

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

     As of July 3, 1998, the Company had outstanding borrowings under the Revolving Line of Credit of approximately $23.4 million and additional borrowing capacity of approximately $21.6 million. Outstanding borrowings at June 27, 1997 and December 31, 1997 were $19.4 million and $23.6 million, respectively.

     The Company believes that available borrowings under the Revolving Line of Credit and cash generated by operations will be adequate to meet its anticipated funding commitments for the remainder of 1998.

     Working capital was $49,934,000 on July 3, 1998 as compared to $45,565,000 on December 31, 1997, and $51,418,000 on June 27, 1997. During
the first six months of 1998 and after giving effect to the $1,000,000 restructuring charge, the Company generated $10,139,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $9,951,000 for the corresponding period of 1997, an increase of 1.9%.

     Operating activities for the first six months of 1998 provided net cash of $2,060,000 as compared to net cash of $798,000 used in operating activities for the same period of 1997. During the first six months of 1998, the Company used $2,277,000 in investing activities, including $1,384,000 for capital expenditures relating to normal investments in leasehold improvements, software, furniture, fixtures and equipment, and $893,000 for payment of restructuring costs accrued in connection with the acquisition of STI. This use of cash was primarily financed by operating activities and the sale of common stock upon the exercise of stock options.

     For the quarter ended July 3, 1998, inventory turnover was 3.4x compared to 4.0x for the quarter ended June 27, 1997, 4.2x for the quarter ended December 31, 1997 and 3.9x for the quarter ended April 3, 1998. The decrease in the inventory turnover ratio for the second quarter of 1998 from the first quarter of 1998 is primarily due to the overall deterioration of the electronics markets discussed above. The decrease in inventory turnover for the second quarter of 1998 as compared to the same period of 1997 also reflected inventory investments in certain strategic product lines as a result of opportunities presented to the Company by national franchising from major suppliers. In addition, the Company experienced significant growth in its military connector business in 1997 and the first half of 1998 which normally requires investment in inventory with lower turnover than other connector lines.

     Days sales outstanding in accounts receivable were 43.4 days at July 3, 1998 compared to 44.3 days at June 27, 1997 and 44.5 days at December 31, 1997. The decrease at July 3, 1998 over June 27, 1997 is the result of improved collection effort.

YEAR 2000

     The Company is in the process of conducting a comprehensive review of its computer and other operating systems to identify the systems that could be affected by the "Year 2000" issue and is conducting detailed testing. These reviews and testing are expected to be completed by the end of 1998. The Company presently believes that, with minor modifications to existing software, the "Year 2000" issue will not pose significant operational problems for the Company's computer systems as so modified and corrected.

FORWARD-LOOKING STATEMENTS

     The discussions above under the headings "Results of Operations", "Liquidity and Capital Resources" and "Year 2000" contain "forward-looking statements" within the contemplation of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding the impact upon the Company of the weakness in the broad electronics market served by the Company's customers, the expense reductions anticipated to be realized from the Company's cost reduction program, the adequacy of available borrowings and cash from operations to meet funding commitments and the impact of the "Year 2000" issue. These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those discussed above including, but not limited to, risks relating to economic and market conditions, the demand for and pricing of the Company's products, competitors' and suppliers' actions, the ability of the Company to complete and realize the effect of its cost cutting actions, the level and volatility of interest rates, the impact of current or pending legislation and regulation, and fluctuations in quarterly results, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is subject to legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the result of these legal proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 2.   CHANGES IN SECURITIES.

          On February 26, 1996 and March 22, 1996, the Company sold to Jefferies & Company, Inc. and Cruttenden Roth Incorporated (the "Initial Purchasers") $55,755,000 aggregate principal amount of 7% Convertible Subordinated Notes due 2006. The Notes are convertible into shares of the Company's Common Stock at a conversion price of $14.125 per share (subject to adjustment in certain events). In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement with the Initial Purchasers requiring the Company to maintain an effective shelf registration statement with the Commission to register resales of the Notes and the Common Stock issuable upon conversion of the Notes for the period set forth in the Registration Rights Agreement. Such period expired and, effective May 1, 1998, the Company filed an amendment to the registration statement terminating its effectiveness.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its annual meeting to stockholders on May 5, 1998.
          At the meeting, each of the following directors was reelected to serve as a director of the Company until the next annual meeting of stockholders and received votes as follows:



                                      Number of Votes      Number of Votes
                                          Cast For          Withheld From
        Name                            His Election         His Election

Thomas W. Blumenthal                     7,510,127              15,255

William C. Cacciatore                    7,510,127              15,255

Edward L. Gelbach                        7,509,727              15,655

Greg A. Rosenbaum                        7,510,127              15,255

Norbert W. St. John                      7,508,627              16,755

Donald I. Zimmerman                      7,510,127              15,255

          At the annual meeting, the stockholders also voted to ratify the appointment of McGladrey & Pullen, LLP, as the Company's independent public accountants for the year ending December 31, 1998. The vote was 7,513,268 shares in favor of such appointment and 3,424 shares opposed to such appointment, with 8,688 shares abstaining from voting.

ITEM 5.   OTHER INFORMATION.

          Rule 14a-8 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 governs the submission of shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's annual meetings of shareholders. The Securities and Exchange Commission has recently amended Rule 14a-4 under the Securities Exchange Act of 1934 to provide that notice of a shareholder proposal submitted outside the processes of Rule 14a-8 will be considered untimely unless received by the Company at least 45 days before the date on which the Company first mailed its proxy material for the prior year's annual meeting of shareholders. If timely notice of such a proposal is not given to the Company, management proxy holders will be allowed to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the Company's proxy statement. Notice of any such proposal will be considered untimely with respect to the Company's 1999 annual meeting unless received by the Company on or before February 15, 1999.

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

                                   RICHEY ELECTRONICS, INC.
                                           (Registrant)

                                   By /s/ RICHARD N. BERGER
                                      -----------------------
                                      Richard N. Berger
                                      Vice President,
                                      Chief Financial Officer
                                      and Secretary


August 13, 1998

                                   EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION

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

          27.1      Financial Data Schedule.