Form 10-Q
period 1998-10-02
RICHEY ELECTRONICS INC
filed 1998-11-13
CIK 320591

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .


Commission File Number: 0-9788


                               RICHEY ELECTRONICS, INC.
               -------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                   33-0594451
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                 7441 Lincoln Way, Garden Grove, California  92841
              -------------------------------------------------------
                (Address of Principal Executive Office)  (Zip Code)

                                    (714) 898-8288
              -------------------------------------------------------
                (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
     ------        ------

     As of November 11, 1998, 9,148,613 shares of the registrant's Common Stock, $0.001 par value, were issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                               RICHEY ELECTRONICS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                  OCTOBER 2,      DECEMBER 31,
                                                     1998             1997
                                                  -------------  -------------
ASSETS
CURRENT ASSETS
     Cash                                         $      23,000  $      31,000
     Trade receivables                               28,504,000     32,702,000
     Inventories                                     51,940,000     49,828,000
     Deferred income taxes                            3,435,000      3,662,000
     Other current assets                             1,208,000        919,000
                                                  -------------  -------------
        Total current assets                      $  85,110,000  $  87,142,000
                                                  -------------  -------------
LEASEHOLD IMPROVEMENTS, EQUIPMENT
     FURNITURE AND FIXTURES, net                  $   6,344,000  $   5,715,000
                                                  -------------  -------------
OTHER ASSETS AND INTANGIBLES
     Deferred income taxes                        $   2,667,000  $   4,200,000
     Deferred debt costs                              1,988,000      2,237,000
     Other                                              252,000        340,000
     Goodwill                                        51,310,000     51,236,000
                                                  -------------  -------------
                                                  $  56,217,000  $  58,013,000
                                                  -------------  -------------
                                                  $ 147,671,000  $ 150,870,000
                                                  -------------  -------------
                                                  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt         $  12,139,000  $  14,278,000
     Accounts payable                                20,534,000     22,525,000
     Accrued expenses                                 2,980,000      4,028,000
     Accrued restructuring costs                         73,000        746,000
                                                  -------------  -------------
        Total current liabilities                 $  35,726,000  $  41,577,000
                                                  -------------  -------------
LONG-TERM DEBT
     Subordinated notes payable                   $     140,000  $   1,000,000
     Convertible subordinated notes payable          55,755,000     55,755,000
     Other long-term debt                            10,772,000     11,099,000
                                                  -------------  -------------
                                                  $  66,667,000  $  67,854,000
                                                  -------------  -------------
STOCKHOLDERS' EQUITY
     Preferred Stock                                    --             --
     Common Stock                                 $       9,000  $       9,000
     Additional paid-in-capital                      22,291,000     21,954,000
     Retained earnings                               23,977,000     19,895,000
     Accumulated other comprehensive income            (999,000)      (219,000)
                                                  -------------  -------------
        Total stockholders' equity                $  45,278,000  $  41,439,000
                                                  -------------  -------------
                                                  $ 147,671,000  $ 150,870,000
                                                  -------------  -------------
                                                  -------------  -------------

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          2

                               RICHEY ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                             QUARTER ENDED                               NINE MONTHS ENDED
                                                    ---------------------------------           -----------------------------------
                                                     OCTOBER 2,          SEPTEMBER 26,            OCTOBER 2,           SEPTEMBER 26,
                                                       1998                  1997                   1998                   1997
                                                    ------------         ------------           ------------           ------------
Net Sales:                                          $ 56,853,000         $ 65,091,000           $189,964,000           $181,231,000

Cost of Goods Sold:                                   43,302,000           48,963,000            143,326,000            135,912,000
                                                    ------------         ------------           ------------           ------------

Gross Profit:                                       $ 13,551,000         $ 16,128,000           $ 46,638,000           $ 45,319,000
                                                    ------------         ------------           ------------           ------------
Operating expenses:
     Selling, warehouse, general, and
       administrative                               $  9,555,000         $ 11,401,000           $ 32,586,000           $ 31,476,000

     Amortization of intangibles                         442,000              429,000              1,326,000              1,178,000

     Restructuring costs                                      --                   --              1,000,000                     --
                                                    ------------         ------------           ------------           ------------

                                                    $  9,997,000         $ 11,830,000           $ 34,912,000           $ 32,654,000
                                                    ------------         ------------           ------------           ------------

     Operating income                               $  3,554,000         $  4,298,000           $ 11,726,000           $ 12,665,000

Interest Expense                                       1,546,000            1,578,000              4,773,000              4,294,000
                                                    ------------         ------------           ------------           ------------

     Income before income taxes                     $  2,008,000         $  2,720,000           $  6,953,000           $  8,371,000

Federal and state income taxes                           833,000            1,094,000              2,871,000              3,364,000
                                                    ------------         ------------           ------------           ------------

     Net Income                                     $  1,175,000         $  1,626,000           $  4,082,000           $  5,007,000
                                                    ------------         ------------           ------------           ------------
                                                    ------------         ------------           ------------           ------------
     Earnings per Share

          Basic                                     $       0.13                $0.18           $       0.45           $       0.55
                                                    ------------         ------------           ------------           ------------
                                                    ------------         ------------           ------------           ------------

          Diluted                                   $       0.13         $       0.17           $       0.45           $       0.53
                                                    ------------         ------------           ------------           ------------
                                                    ------------         ------------           ------------           ------------
Weighted Average number of
  shares outstanding

          Basic                                        9,146,000            9,064,000              9,132,000              9,064,000
                                                    ------------         ------------           ------------           ------------
                                                    ------------         ------------           ------------           ------------

          Diluted                                     13,129,000           13,011,000             13,171,000             13,011,000
                                                    ------------         ------------           ------------           ------------
                                                    ------------         ------------           ------------           ------------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          3

                               RICHEY ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                  -----------------------------------
                                                                     OCTOBER 2,         SEPTEMBER, 26
                                                                       1998                 1997
                                                                  ------------          -------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                       $  4,082,000          $  5,007,000

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                                    2,983,000             2,534,000

    Deferred income taxes                                            1,541,000             1,067,000

    Changes in operating assets and liabilities:

       (Increase) decrease in trade receivables                      3,945,000            (3,622,000)

       (Increase) in inventories                                    (2,419,000)           (8,794,000)

       (Increase) decrease in other assets                            (304,000)              392,000

       Increase (decrease) in accounts                              (2,934,000)            2,060,000
          payable and accrued expenses

       Increase in accrued restructuring costs                          73,000                    --
                                                                  ------------          ------------
       Net cash provided by (used in) operating activities        $  6,967,000         ($  1,356,000)
                                                                  ------------          ------------
 CASH FLOWS (USED IN) INVESTING ACTIVITIES

    Purchase of leasehold improvements and equipment             ($  2,130,000)        ($  1,243,000)

    Payment of acquisition and restructuring costs                  (2,036,000)           (7,348,000)
                                                                  ------------          ------------
       Net cash (used in) investing activities                   ($  4,166,000)        ($  8,591,000)
                                                                  ------------          ------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Net advances (repayments) on long-term revolving line of     ($  2,191,000)         $ 10,013,000
       credit

    Borrowing (payments) on long-term debt                          (1,086,000)                   --

    Transaction costs associated with refinancing activities                --               (38,000)

    Proceeds from issuance of common stock                             505,000                 8,000
                                                                  ------------          ------------
       Net cash provided by (used in) financing activities       ($  2,772,000)         $  9,983,000
                                                                  ------------          ------------
       Net effect of translation on cash                         ($     37,000)        ($     37,000)
                                                                  ------------          ------------
       (Decrease) in cash                                        ($      8,000)        ($      1,000)

 CASH

    Beginning                                                     $     31,000          $     30,000
                                                                  ------------          ------------
    Ending                                                        $     23,000          $     29,000
                                                                  ------------          ------------
                                                                  ------------          ------------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          4

                               RICHEY ELECTRONICS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                     (UNAUDITED)

                                                   NINE MONTHS ENDED
                                            --------------------------------
                                               OCTOBER 2,       SEPTEMBER 26,
                                                  1998             1997
                                            ------------        ------------
SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION

 Cash Payments For:

      Interest                              $  5,580,000        $  5,114,000
                                            ------------        ------------
                                            ------------        ------------
      Income taxes                          $  1,332,000        $  1,640,000
                                            ------------        ------------
                                            ------------        ------------
 SUPPLEMENTAL SCHEDULE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES

 Acquisition of Simmonds Technology:
                                                                $  1,163,000
      Working capital acquired

      Fair market value of equipment acquired                      1,384,000

      Deferred income taxes                                        2,920,000

      Goodwill                                                     6,534,000

      Restructuring and transaction costs                         (2,422,000)

      Other liabilities assumed                                   (1,047,000)

      Common stock warrants issued                                  (730,000)
                                                                ------------
      Purchase price and related transaction costs              $  7,802,000
                                                                ------------
                                                                ------------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          5

                               RICHEY ELECTRONICS, INC.

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          NINE MONTHS ENDED OCTOBER 2, 1998
                                     (UNAUDITED)

                                                         COMMON STOCK
                                            -------------------------------------
                                              SHARES                    ADDITIONAL                    ACCUMULATED
                                 PREFERRED    SHARES                     PAID-IN        RETAINED     COMPREHENSIVE
                                   STOCK    OUTSTANDING   PAR VALUE      CAPITAL        EARNINGS        INCOME           TOTAL
                                 ---------  -----------   ---------    -----------     -----------   -------------    -----------
Balance, December 31, 1997              --    9,068,000   $   9,000    $21,754,000     $19,895,000  ($     219,000)   $41,439,000

     Stock issued for options
     and other                          --       78,000          --        537,000              --               --       537,000

     Foreign currency                   --           --          --             --              --        (780,000)      (780,000)
     translation adjustment

     Net income                         --           --          --             --       4,082,000              --      4,082,000
                                 ---------  -----------   ---------    -----------     -----------   -------------    -----------
Balance, October 2, 1998                --    9,146,000   $   9,000    $22,291,000     $23,977,000  ($     999,000)   $45,278,000
                                 ---------  -----------   ---------    -----------     -----------   -------------    -----------


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

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying financial statements reflect all material adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods ended October 2, 1998 and September 26,1997 are not necessarily indicative of the results which will be reported for the entire year. For further information, refer to the audited financial statements of the Company and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

     The following is information about the computation of earnings per share data for the quarters and nine month periods ended October 2, 1998 and September 26, 1997:

                                                                             Quarter Ended
                                   -------------------------------------------------------------------------------------------------
                                                     October 2, 1998                              September 26, 1997
                                   ----------------------------------------------      ---------------------------------------------
                                                                           Net                                              Net
                                      Income              Shares          Income         Income          Shares            Income
                                   (Numerator)        (Denominator)     Per Share      (Numerator)    (Denominator)      Per Share
                                   -----------        -------------     ---------      -----------    -------------      ---------
Basic earnings per share           $ 1,175,000            9,146,000     $    0.13      $ 1,626,000        9,064,000      $   0.18
Effect of dilutive securities:
     Convertible, 7%
     subordinated notes
     payable                           612,000            3,947,000                        622,000        3,947,000
     Common stock options                -                   36,000                         -                -
                                   -----------        -------------                    -----------    -------------

Diluted earnings per share         $ 1,787,000           13,129,000     $    0.13*     $ 2,248,000       13,011,000      $   0.17
                                   -----------        -------------                    -----------    -------------
                                   -----------        -------------                    -----------    -------------

--------------------

     * The effect of dilutive securities was not included for the quarter ended October 2, 1998, because the impact would have been anti-dilutive.

                               RICHEY ELECTRONICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

                                                                            Nine Months Ended
                                   -------------------------------------------------------------------------------------------------
                                                     October 2, 1998                              September 26, 1997
                                   ----------------------------------------------      ---------------------------------------------
                                                                           Net                                              Net
                                      Income              Shares          Income         Income          Shares            Income
                                   (Numerator)        (Denominator)     Per Share      (Numerator)    (Denominator)      Per Share
                                   -----------        -------------     ---------      -----------    -------------      ---------
Basic earnings per share           $ 4,082,000            9,132,000     $    0.45      $ 5,007,000        9,064,000      $    0.55
Effect of dilutive securities:
         Convertible, 7%
         subordinated notes
         payable                     1,836,000            3,947,000                      1,840,000        3,947,000
         Common stock options            -                   92,000                         -                -
                                   -----------        -------------                    -----------    -------------

Diluted earnings per share         $ 5,918,000           13,171,000     $    0.45      $ 6,847,000       13,011,000      $    0.53
                                   -----------        -------------                    -----------    -------------
                                   -----------        -------------                    -----------    -------------

     Options to purchase 373,200 shares of common stock and a warrant to purchase 197,044 shares of common stock were outstanding at October 2, 1998 and were not included in the calculation of diluted earnings per share because the option and warrant exercise price were greater than the average market price of the common stock and, therefore, are antidilutive.

     INCOME TAXES

     Income tax expense in these interim financial statements is recorded based upon the Company's expected annual effective income tax rate.

     COMPREHENSIVE INCOME

     In June 1997, the FASB adopted SFAS No. 130, REPORTING ON COMPREHENSIVE INCOME, which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the quarters ended October 2, 1998 and September 26, 1997, comprehensive income was $567,000 and $1,566,000, respectively, and for the nine month periods ended October 2, 1998 and September 26, 1997, comprehensive income was $3,302,000 and $4,871,000, respectively. The Company's accumulated other comprehensive income consists, at this time, solely of cumulative foreign currency translation adjustments related to the Company's Canadian subsidiary which was acquired on June 13, 1997.

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

                               RICHEY ELECTRONICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                     (UNAUDITED)

Ontario, with additional branch locations in the Montreal, Ottawa, Winnipeg, Saskatoon, Calgary, Edmonton and Vancouver regions. The STI Acquisition was accounted for as a purchase business combination with the operations of STI included subsequent to the date of acquisition. In July 1997, the Company changed the name of STI to Richey Electronics Limited.

     Prior to the end of the third quarter of 1998, the Company reached an agreement with Simmonds that closed all pending obligations that remained from the June 1997 acquisition. These obligations consisted primarily of Simmonds' duty to negotiate and settle certain facility and computer leases and Richey Electronics Limited's obligation to make a payment on March 31, 2002 based upon future levels of operating income. The settlement required the Company to make a payment of $800,000 to Simmonds. For purchase accounting purposes, this payment was accounted for as contingent consideration and therefore recorded as additional purchase price. The settlement did not effect the outstanding stock purchase warrant that permits Simmonds to purchase 197,044 shares of common stock of the Company for $10.15 per share.

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

                                            Nine Months Ended
                                            September 26, 1997
                                            ------------------
                   Net sales (000)              $ 192,447
                   Net income (000)             $   2,621
                   Earnings per share
                        Basic                   $    0.29
                        Diluted                 $    0.29

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

                                                                     QUARTER ENDED               NINE MONTHS ENDED
                                                                  OCT. 2,      SEPT. 26,        OCT. 2,       SEPT. 26,
                                                                   1998          1997            1998           1997
                                                                  -------      ---------        -------       ---------
 STATEMENTS OF OPERATIONS DATA:
 Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . .      100.0%        100.0%          100.0%         100.0%
 Cost of Goods Sold . . . . . . . . . . . . . . . . . . . . .       76.2          75.2            75.4           75.0
                                                                  -------      ---------        -------       ---------
      Gross Profit. . . . . . . . . . . . . . . . . . . . . .       23.8          24.8            24.6           25.0
                                                                  -------      ---------        -------       ---------
 Selling, warehouse, general & administrative . . . . . . . .       16.8          17.5            17.2           17.4
 Amortization of intangibles. . . . . . . . . . . . . . . . .        0.7           0.7             0.7            0.6
 Restructuring costs. . . . . . . . . . . . . . . . . . . . .        -             -               0.5            -
                                                                  -------      ---------        -------       ---------
      Operating Income. . . . . . . . . . . . . . . . . . . .        6.3           6.6             6.2            7.0
 Interest Expense . . . . . . . . . . . . . . . . . . . . . .        2.8           2.4             2.5            2.4
                                                                  -------      ---------        -------       ---------
      Income before income taxes. . . . . . . . . . . . . . .        3.5           4.2             3.7            4.6
 Federal and state income taxes . . . . . . . . . . . . . . .        1.4           1.7             1.6            1.8
                                                                  -------      ---------        -------       ---------
      Net Income. . . . . . . . . . . . . . . . . . . . . . .        2.1%          2.5%            2.1%           2.8%
                                                                  -------      ---------        -------       ---------
                                                                  -------      ---------        -------       ---------


                                                          OCT. 2,         JULY 3,         APRIL 3,        DEC. 31,      SEPT. 26,
                                                           1998            1998             1998            1997          1997
                                                         --------        --------         --------        --------      ---------
  BALANCE SHEET AND OTHER  DATA:
  Total assets (000)                                     $147,671        $151,488         $156,478        $150,870      $148,602
  Working capital (000)                                  $ 49,384        $ 49,934         $ 48,658        $ 45,565      $ 53,605
  Ratio of current assets to current liabilities              2.4             2.3              2.1             2.1           2.6
  Short-term debt (000)                                  $ 12,139        $ 14,208         $ 14,819        $ 14,278      $  4,459
  Subordinated long-term notes payable (000)             $    140        $  1,000         $  1,000        $  1,000      $  2,000
  Convertible subordinated notes payable (000)           $ 55,755        $ 55,755         $ 55,755        $ 55,755      $ 55,755
  Other long-term debt (000)                             $ 10,772        $ 10,868         $ 10,949        $ 11,099      $ 18,049
  Inventory turnover                                         3.3x            3.4x             3.9x            4.2x          4.0x
  Days sales outstanding in accounts receivable              45.6            43.4             43.8            44.5          47.5
  Customer order backlog (U.S. only) (000)               $ 54,200        $ 57,000         $ 63,600        $ 63,000      $ 58,600
  Stockholders' equity (000)                             $ 45,278        $ 44,711         $ 43,988        $ 41,439      $ 39,553

RESULTS OF OPERATIONS

     Net income for the third quarter of 1998 was $1,175,000 ($0.13 per share, diluted) compared with net income of $1,626,000 ($0.17 per share, diluted) for the third quarter of 1997. Net income for the nine months ended October 2, 1998, was $4,082,000 ($0.45 per share, diluted) compared with $5,007,000 ($0.53 per share, diluted) for the same period in 1997, a decrease of 18.5%.

     The Company's net income figures for the nine months ended October 2, 1998 reflect a $1,000,000 pretax restructuring charge incurred in the second quarter of 1998 relating to a major reduction of the Company's selling, general, administrative and value-added functions. The Company's second quarter restructuring charge of $1,000,000 consisted of $550,000 for employee severance and separation costs, $350,000 for lease termination costs as a result of facility consolidation and $100,000 of other costs. During the third quarter, all of the $550,000 of employee separation costs and the other costs were settled with cash payments that approximated the original accrual. However, the facility consolidation plans changed due to the pending merger of the Company discussed below and the $350,000 accrued for facility consolidation was reduced to $75,000. The difference of $275,000 was recorded as a reduction in general and administrative expenses in the third quarter.

     The Company undertook this reduction in response to extensive weakness in the broad electronics market served by the Company's customers, including the increasingly negative impact of the global slowdown in electronics markets. As a result of its cost reduction program, the Company has reduced operating costs at an annual rate of approximately $10,000,000 from the first quarter of 1998. The Company anticipates that additional savings will be realized in future periods. Without giving effect to the second quarter restructuring charge, net income for the nine months ended October 2, 1998 would have been $4,682,000 ($0.49 per share, diluted), a decline of 6.5% from the same period in 1997.

     Net sales for the third quarter of 1998 declined to $56,853,000 from $65,091,000 for the same period in 1997, a decrease of 12.7%. Net sales for the first nine months of 1998 were $189,964,000 compared to net sales of $181,231,000 for the same period in 1997, an increase of 4.8%. Net sales for the third quarter of 1998 and the nine months ended October 2, 1998, included $4,856,000 and $15,768,000, respectively, of Canadian sales compared to $5,812,000 of third quarter Canadian sales in 1997 and $6,706,000 of post-acquisition Canadian sales in the second and third quarters of 1997.
United States sales for the third quarter of 1998 decreased by 12.3% from the third quarter of 1997. Additionally, total sales for the third quarter of 1998 decreased by 8.8% from those for the second quarter of 1998. The principal causes of the decline in net sales were the rescheduling of customer orders in the Company's value-added contract assembly business and the effects of the global slowdown in the electronics industry.

     Net sales of electronic components declined to $38,651,000 in the third quarter of 1998 from $45,239,000 in the third quarter of 1997, a decrease of 14.6%. Net sales of electronic components for the first nine months of 1998 increased to $125,598,000 from $124,783,000 for the same period in 1997. This modest increase in component sales for the nine month period is primarily the result of the acquisition of STI, which sells mostly electronic components, offsetting the decline in component sales due to the global slowdown in electronics markets.

     Net sales of value-added assembly services decreased to $18,202,000 for the third quarter of 1998 from $19,852,000 for the same period of 1997, a decrease of 8.3%. Net sales of value-added assembly services for the first nine months of 1998 increased to $64,366,000 from $56,448,000 for the same period in 1997, an increase of 14.0%. Value-added sales were 32% of the Company's net sales for the third quarter of 1998, compared with 30.5% of net sales for the third quarter of 1997 and 35.6% of net sales for the second quarter of 1998. Value-added sales were 33.9% of the Company's net sales for the first nine months of 1998, compared with 31.1% of net sales for the same period of 1997. The decrease in value-added sales for the third quarter reflects the rescheduling of almost $3,000,000 of contract assembly orders. The Company anticipates that approximately one half of the rescheduled orders will be recouped in the fourth quarter of 1998 and the balance in the first quarter of 1999.

     The Company believes that order backlog (confirmed orders from customers for shipment within the next 12 months) generally averages two to three months' sales in the electronics distribution industry. The Company's order backlog at October 2, 1998 was $61,100,000 as compared with $63,600,000 at July 3, 1998,
$71,900,000 at April 3, 1998 and $70,600,000 at December 31, 1997.  United
States backlog decreased to $54,200,000 from $57,000,000 at the end of the second quarter of 1998, $63,600,000 at the end of the first quarter and $63,000,000 at December 31, 1997. Canadian backlog at the end of the third quarter of 1998 was $6,900,000 as compared to $6,600,000 at July 3 1998, $8,300,000 at April 3, 1998 and $7,600,000 at December 31, 1997.

     Gross profit was $13,551,000 for the third quarter of 1998 compared to $16,128,000 for the third quarter of 1997, an decrease of 16.0%, and was $46,638,000 for the first nine months of 1998 compared to $45,319,000 for the same period of 1997, an increase of 2.9%. Gross profit margin for the third quarter of 1998 was 23.8% compared to gross profit margin of 24.8% for the third quarter of 1997 and was 24.6% for the nine months ending October 2, 1998 compared to 25.0% for the same period in the prior year. Gross profit margin for the third quarter of 1998 declined to 23.8% from 24.8% for the second quarter of 1998. The declines in the gross profit margins for the third quarter and first nine months of 1998 versus the similar periods of 1997 were primarily due to the weakness in the broad electronics market served by the Company's customers which caused gross profit margins to decline moderately for both component sales and value-added assembly services. The overall decrease in the Company's third quarter gross profit margin from the second quarter of 1998 also reflects the rescheduling of higher margin contract assembly orders into the fourth quarter of 1998 and later by a broad spectrum of the Company's value-added customers.

     The Company's selling, warehouse, general and administrative expenses for the third quarter of 1998 were $9,555,000 compared to $11,401,000 for the third quarter of 1997, a decrease of 16.2% on a sales decrease of 12.7%. These expenses decreased by $1,525,000 (or 13.8%) from the $11,080,000 of such costs in the second quarter of 1998. For the first nine months of 1998, selling, warehouse, general and administrative expenses were $32,586,000, a 3.5% increase over the $31,476,000 of such expenses in the first nine months of 1997. Sales revenues for the same period were up 4.8%. The quarter to quarter reductions in selling, warehouse, general and administrative expenses are primarily due to the implementation of the Company's operating cost reduction program commenced late in the second quarter of 1998 which reduced operating expenses at an annual rate of approximately $10,000,000 versus the first quarter of 1998. The Company expects to see further benefits of this cost reduction program in the fourth quarter of 1998 and future periods. Year-to-date expenses are slightly above 1997 levels for the nine month period due to the STI Acquisition on June 13, 1997 and the higher levels of Company sales in the first two quarters of 1998 from the same period of 1997.

     Interest expense and amortization for the third quarter of 1998 were $1,546,000 and $442,000, respectively, as compared with $1,578,000 and $429,000 for the third quarter of 1997.

     Federal and state income tax expense decreased to $833,000 (41% effective rate) for the quarter ended October 2, 1998 from $1,094,000 (40% effective rate) for the corresponding period of 1997.

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

     As of October 2, 1998, the Company had outstanding borrowings under the Revolving Line of Credit of approximately $21.4 million and additional borrowing capacity of approximately $23.6 million. Outstanding borrowings at September 26, 1997 and December 31, 1997 were $20.6 million and $23.6 million, respectively.

     The Company believes that available borrowings under the Revolving Line of Credit and cash generated by operations will be adequate to meet its anticipated funding commitments for the remainder of 1998.

     Working capital was $49,384,000 on October 2, 1998 as compared to $45,565,000 on December 31, 1997, and $53,605,000 on September 26, 1997. During
the first nine months of 1998 and after giving effect to the $1,000,000 restructuring charge, the Company generated $14,709,000 of earnings before interest, income taxes, depreciation and amortization ("EBITDA") as compared to EBITDA of $15,199,000 for the corresponding period of 1997, a decrease of 3.2%.

     Operating activities for the first nine months of 1998 provided net cash of $6,967,000 as compared to net cash of $1,356,000 used in operating activities for the same period of 1997. During the first nine months of 1998, the Company used $4,166,000 in investing activities, including $2,130,000 for capital expenditures relating to normal investments in leasehold improvements, software, furniture, fixtures and equipment, and $2,036,000 for payment of restructuring costs and settlement of the earn-out payment in connection with the STI Acquisition. This use of cash was primarily financed by operating activities.

     For the quarter ended October 2, 1998, inventory turnover was 3.3x compared to 4.0x for the quarter ended September 26, 1997, 4.2x for the quarter ended December 31, 1997 and 3.4x for the quarter ended July 3, 1998. The decrease in the inventory turnover ratio for the third quarter of 1998 from the second quarter of 1998 is primarily due to the continuing deterioration of the electronics markets discussed above. While inventory investment declined by $2,350,000 in the third quarter of 1998 compared to the second quarter, such decline was not sufficient to offset the effects of such deterioration in sales. The decrease in inventory turnover for the third quarter of 1998 as compared to the same period of 1997 also reflected inventory investments in certain strategic product lines as a result of opportunities presented to the Company by national franchising from major suppliers. In addition, the Company experienced significant growth in its military connector business in 1998 which normally requires investment in inventory with lower turnover than other connector lines.

     Days sales outstanding in accounts receivable were 45.6 days at October 2, 1998 compared to 47.5 days at September 26, 1997 and 44.5 days at December 31, 1997. The Company believes that it has the lowest days sales outstanding ratio among its publicly owned peers.

YEAR 2000

     The "Year 2000 Issue" relates to the fact that many existing computer programs use only the last two digits to refer to a year. Such programs, if not corrected, may not property recognize dates in the year 2000 and later years, resulting in incorrect computations or system failures. The Year 2000 Issue may also affect equipment and machinery with embedded technology such as microcontrollers.

     A failure of the Company's critical information technology and operating systems to accurately process dates beginning in 2000 could adversely effect the Company's ability to manage its inventory, fill customer orders and bill and collect amounts owed to the Company. Depending on their severity, problems of such a nature, if they were to occur, could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Consequently, commencing in mid-1997, the Company began to review and test its information technology and other operating systems to determine their Year 2000 compliance. The testing to date has included the use of simulated dates after December 31, 1999. The Company has also made inquiries of the primary vendors of its computer operating systems and software likely to be affected by the Year 2000 Issue to receive verification of Year 2000 compliance.

     Based upon such review and testing to date and assurances received from its vendors, the Company believes that only minor modifications to existing software will be required to make the Company's information technology and other material operating systems Year 2000 compliant. It is anticipated that such modifications will not involve significant costs or disruption to operations and will be completed prior to June 30, 1999. The Company intends to continue its review and testing with a goal of completion by June 30, 1999. However, based upon the results and assurances received to date, the Company does not expect to identify any material problems relating to the Year 2000 Issue.

     In addition to the impact of the Year 2000 Issue on its own information technology and operating systems, the Company is exposed to the risk that its customers and suppliers will be adversely impacted by the failure to adequately anticipate or address the impact of the Year 2000 Issue on their operations. Failure to be Year 2000 compliant could lead to a reduction or postponement of purchases by the Company's customers, delays in receiving payments for goods sold or the inability of the Company's suppliers to timely and correctly fill orders placed by the Company. The Company is unaware of known adverse effects of the Year 2000 Issue on any of its material suppliers or customers which are likely to result in a material adverse effect on the Company's results of operations, liquidity of financial condition. However, significant problems encountered by one or more of the Company's material suppliers or customers could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company is in the process of polling its major suppliers and customers to determine their state of Year 2000 compliance and will develop its Year 2000 contingency plans based upon the final results of the study.

AGREEMENT AND PLAN OF MERGER

     On September 30, 1998, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), among the Company, Arrow Electronics, Inc., a New York corporation (Arrow) and Lear Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Arrow (Acquisition Corp.). The Merger Agreement provides for the merger of Acquisition Corp. with and into the Company and for the Company to become a wholly owned subsidiary of Arrow after the merger. The Merger Agreement also provides for the stockholders of the Company to receive $10.50 in cash for each share of Company common stock.

     Consummation of the transactions contemplated by the Merger Agreement is subject to approval by the stockholders of the Company and satisfaction of customary closing conditions. The Company has set a record date of November 10, 1998 for the determination of stockholders entitled to receive notice of and vote at the special meeting of stockholders to be held to approve and adopt the Merger Agreement. It is anticipated that such special meeting will be held in late December or early January and that, if approved by the stockholders, the merger will close promptly thereafter.

     In matters related to the Merger Agreement, the Company gave notices dated October 1, 1998 to William Cacciatore, the Company's Chairman of the Board, President and Chief Executive Officer, Richard N. Berger, the Company's Chief Financial Officer, Treasurer and Secretary, Norbert W. St. John, the Company's Executive Vice President - Marketing, and Charles Mann, the Company's Vice President - Value Added Services, that their respective employment agreements will not be extended for additional two year terms upon expiration of their current terms in April 1999. On July 21, 1998, in contemplation of a possible transaction involving the sale of the Company during 1998 and the need for incentives to senior management, in addition to their contractual rights under employment agreements, to assist in negotiating and closing such a transaction and to manage the Company through a smooth transition to new ownership, the Company's Compensation Committee had approved the payment of "stay" bonuses, or change in control payments, to Mr. Cacciatore, Mr. Berger and Mr. St. John, in the amounts of $1,000,000, $450,000 and $250,000, respectively, in the event such a transaction was agreed to prior to the automatic two-year renewal of their employment agreements. Such amounts would be payable upon the closing of the merger. The Company's Board of Directors also on September 29, 1998 approved the termination of the existing service and management agreement with Palisades Associates, Inc., effective upon the closing of Merger Agreement, and the acceleration of all remaining payments thereunder. The agreement provides for a fee of $175,000 per year and its current term would have expired on December 31, 1999. Palisades Associates, Inc. is an affiliate of Board of Directors member Greg A. Rosenbaum.

FORWARD-LOOKING STATEMENTS

     The discussions above under the headings "Results of Operations", "Liquidity and Capital Resources", "Year 2000" and "Agreement and Plan of Merger" contain "forward-looking statements" within the contemplation of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding the impact upon the Company of the weakness in the broad electronics market served by the Company's customers, the expense reductions anticipated to be realized from the Company's cost reduction program, the anticipated recovery of rescheduled customer orders, the adequacy of available borrowings and cash from operations to meet funding commitments, the impact of the "Year 2000" issue and the anticipated closing of the transactions contemplated by the Merger Agreement. These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those discussed above including, but not limited to, risks relating to economic and market conditions, the demand for and pricing of the Company's products, competitors' and suppliers' actions, the ability of the Company to complete and realize the effect of its cost cutting actions, the level and volatility of interest rates, the impact of current or pending legislation and regulation, and fluctuations in quarterly results, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is subject to legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the result of these legal proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 5.   OTHER INFORMATION.

          Rule 14a-8 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 governs the submission of stockholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's annual meetings of stockholders. The Securities and Exchange Commission has recently amended Rule 14a-4 under the Securities Exchange Act of 1934 to provide that notice of a stockholder proposal submitted outside the processes of Rule 14a-8 will be considered untimely unless received by the Company at least 45 days before the date on which the Company first mailed its proxy material for the prior year's annual meeting of stockholders. If timely notice of such a proposal is not given to the Company, management proxy holders will be allowed to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the Company's proxy statement. Notice of any such proposal will be considered untimely with respect to the Company's 1999 annual meeting unless received by the Company on or before February 15, 1999.

          If the Merger Agreement is approved and adopted by the Company's stockholders and Acquisition Corp. is merged with and into the Company, the Company will become a wholly owned subsidiary of Arrow. In such case, there will be no 1999 annual meeting of the Company's stockholders and any stockholder proposal submitted in accordance with the foregoing procedures will not be acted upon.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits required by Item 601 of Regulation S-K.

          2.1 Agreement and Plan of Merger, dated as of September 30, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc. (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., filed October 14, 1998 as exhibit 2.1 thereof). (Such exhibit omits the schedules to the Agreement and Plan of Merger which consist of exceptions to the representations and warranties of Richey Electronics, Inc., contained in the agreement and information concerning the jurisdiction of incorporation and capitalization of the subsidiaries of Richey Electronics, Inc. Richey Electronics, Inc., agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)

          2.2 Amendment to Agreement and Plan of Merger, dated as of October 21, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc.

          3.1 Restated Certificate of Incorporation of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1 for Richey Electronics, Inc., filed January 7, 1994, Registration No. 33-73916 as exhibit 3.1 thereof).

          3.2 Bylaws of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1 for Richey Electronics, Inc., filed January 7, 1994, Registration No. 33-73916 as exhibit 3.2 thereof).

          10.1 Approval of key executive termination arrangement adopted by the Company's Compensation Committee on July 21, 1998.

          10.2 Approval of termination of agreement between Richey Electronics, Inc., and Palisades Associates, Inc., adopted by the Company's Board of Directors on September 29, 1998, with respect to the Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc., as assumed and amended pursuant to the Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, and as modified pursuant to the Modification Agreement among the Richey Electronics, Inc, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995, and the Modification Agreement by and between Richey Electronics, Inc. and Palisades Associates, Inc. dated as of February 21, 1995.

          10.3 Letter agreement dated October 6, 1998, among Richey Electronics, Inc., Richey Electronics Limited, SCL Electronics Ltd., and Simmonds Capital Limited confirming agreement reached during the third quarter of 1998.

          10.4 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993, as amended by the Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995, and the Second Addendum to Employment Agreement (William C. Cacciatore) dated as of
                 May 17, 1995.

          10.5 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993, as amended by the Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995.

          10.6 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993, as amended by; the Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995, and the Second Addendum to Employment Agreement (Norbert W. St. John) dated as of May 17, 1995.

          10.7 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between Charles W. Mann and Richey Electronics, Inc. dated as of April 1, 1995.

          27.1   Financial Data Schedule.

          (b)    Reports on Form 8-K.

                 Current Report on Form 8-K dated September 30, 1998 and filed on October 14, 1998 reporting on the Agreement and Plan of Merger, dated as of September 30, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc., and including a copy of such agreement and the related press release.

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


                                   RICHEY ELECTRONICS, INC.
                                        (Registrant)

                                   By /s/ Richard N. Berger
                                      ---------------------------
                                      Richard N. Berger
                                      Vice President,
                                      Chief Financial Officer
                                      and Secretary



November 12, 1998

                                    EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------

     2.1 Agreement and Plan of Merger, dated as of September 30, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc. (Incorporated by reference from the Current Report on Form 8-K for Richey Electronics, Inc., filed October 14, 1998 as exhibit 2.1 thereof). (Such exhibit omits the schedules to the Agreement and Plan of Merger which consist of exceptions to the representations and warranties of Richey Electronics, Inc., contained in the agreement and information concerning the jurisdiction of incorporation and capitalization of the subsidiaries of Richey Electronics, Inc. Richey Electronics, Inc., agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)

     2.2 Amendment to Agreement and Plan of Merger, dated as of October 21, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc.

     3.1 Restated Certificate of Incorporation of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1 for Richey Electronics, Inc., filed January 7, 1994, Registration No. 33-73916 as exhibit 3.1 thereof).

     3.2 Bylaws of Richey Electronics, Inc. (Incorporated by reference from the Registration Statement on Form S-1 for Richey Electronics, Inc., filed January 7, 1994, Registration No. 33-73916 as exhibit 3.2 thereof).

     10.1 Approval of key executive termination arrangement adopted by the Company's Compensation Committee on July 21, 1998.

     10.2 Approval of termination of agreement between Richey Electronics, Inc., and Palisades Associates, Inc., adopted by the Company's Board of Directors on September 29, 1998, with respect to the Service and Management Agreement dated December 18, 1990 by and among RicheyImpact Electronics, Inc., Palisades Associates, Inc. and Saunders Capital Group, Inc., as assumed and amended pursuant to the Agreement to Assume and Amend the Service and Management Agreement among Brajdas Corporation, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of April 6, and as modified pursuant to the Modification Agreement among the Richey Electronics, Inc, Palisades Associates, Inc. and Saunders Capital Group, Inc. dated as of January 2, 1995, and the Modification Agreement by and between Richey Electronics, Inc. and Palisades Associates, Inc. dated as of February 21, 1995.

     10.3 Letter agreement dated October 6, 1998, among Richey Electronics, Inc., Richey Electronics Limited, SCL Electronics Ltd., and Simmonds Capital Limited confirming agreement reached during the third quarter of 1998.

     10.4 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between William C. Cacciatore and Brajdas Corporation dated as of April 1, 1993, as amended by the Addendum to Employment Agreement (William C. Cacciatore) dated as of February 21, 1995, and the Second Addendum to Employment Agreement (William C. Cacciatore) dated as of
                 May 17, 1995.

     10.5 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between Richard N. Berger and Brajdas Corporation dated as of April 1, 1993, as amended by the Addendum to Employment Agreement (Richard N. Berger) dated as of February 21, 1995.

     10.6 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between Norbert W. St. John and Brajdas Corporation dated as of April 1, 1993, as amended by; the Addendum to Employment Agreement (Norbert W. St. John) dated as of February 21, 1995, and the Second Addendum to Employment Agreement (Norbert W. St. John) dated as of May 17, 1995.

     10.7 Letter dated as of October 1, 1998 regarding the non-extension of the Employment Agreement between Charles W. Mann and Richey Electronics, Inc. dated as of April 1, 1995.

     27.1        Financial Data Schedule.